Form 10-Q
period 1996-03-31
ESSEX BANCORP INC /NEW
filed 1996-05-15
CIK 847325

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)

               [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1996
                              ------------------------------------------
                                          OR

              [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               -----------------------------------------

Commission file number                 1-10506
                      --------------------------------------------------


                                 Essex Bancorp, Inc.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

            Delaware                                   54-1721085
      ---------------------                         -----------------
     (State of organization)                        (I.R.S. Employer
                                                   Identification No.)


       Reflections II, Suite 200
        200 Golden Oak Court
       Virginia Beach, Virginia                            23452
       ------------------------                            -----
        (Address of principal                            (Zip Code)
         executive offices)


          Registrant's telephone number, including area code (804) 486-8700
                                                             --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No      .
                                              -----    ------

                                  Essex Bancorp, Inc.
                        Quarterly Report on Form 10-Q for the
                             Quarter Ended March 31, 1996

                                   TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Part I   FINANCIAL INFORMATION

         Item 1.   Financial Statements                                       3

                   Consolidated Balance Sheets (unaudited)
                   as of March 31, 1996 and December 31, 1995                 3

                   Consolidated Statements of Operations (unaudited)
                   for the three months ended March 31, 1996 and 1995         5

                   Consolidated Statement of Shareholders' Equity
                   (unaudited) for the three months ended March 31, 1996      7

                   Consolidated Statements of Cash
                   Flows (unaudited) for the three months
                   ended March 31, 1996 and 1995                              8

                   Notes to Consolidated Financial
                   Statements (unaudited)                                    11

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                12

Part II  OTHER INFORMATION

         Item 1.   Legal Proceedings                                         23

         Item 2.   Changes in Securities                                     23

         Item 3.   Defaults Upon Senior Securities                           23

         Item 4.   Submission of Matters to a Vote of Security Holders       23

         Item 5.   Other Information                                         23

         Item 6.   Exhibits and Reports on Form 8-K                          23

                            PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                           March 31,           December 31,
                                                                              1996                1995
                                                                              ----                ----
ASSETS
  Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $    2,901,960      $    3,262,080
  Interest-bearing deposits. . . . . . . . . . . . . . . . . . .           2,973,050           7,833,638
  Federal funds sold and securities purchased under
   agreements to resell. . . . . . . . . . . . . . . . . . . . .          10,092,000           4,913,000
                                                                      --------------      --------------
       Cash and cash equivalents . . . . . . . . . . . . . . . .          15,967,010          16,008,718
  Federal Home Loan Bank stock . . . . . . . . . . . . . . . . .           2,540,000           3,602,800
  Securities available for sale - cost approximates market . . .           2,115,180           1,493,646
  Securities held to maturity - market value of
   $7,934,000 in 1996 and $7,840,000 in 1995 . . . . . . . . . .           8,017,677           7,998,631
  Mortgage-backed securities available for sale - cost of
   $3,076,000 in 1996 and $13,590,000 in 1995. . . . . . . . . .           3,115,913          13,744,471
  Mortgage-backed securities held to maturity - market
   value of $1,854,000 in 1996 and $1,806,000 in 1995. . . . . .           1,905,499           1,905,554
  Loans, net of allowance for loan losses of $4,955,000
   in 1996 and $5,251,000 in 1995. . . . . . . . . . . . . . . .         252,907,586         266,631,520
  Loans held for sale. . . . . . . . . . . . . . . . . . . . . .           6,357,802           3,263,060
  Purchased mortgage servicing rights and excess
   servicing fees receivable . . . . . . . . . . . . . . . . . .           1,552,669           1,634,307
  Foreclosed properties, net . . . . . . . . . . . . . . . . . .           4,953,376           4,855,887
  Accrued interest receivable. . . . . . . . . . . . . . . . . .           2,021,320           2,148,779
  Excess of cost over net assets acquired, less
   accumulated amortization of $2,846,573 in 1996
   and $2,562,000 in 1995. . . . . . . . . . . . . . . . . . . .           8,375,258           8,577,073
  Advances for taxes, insurance, and other . . . . . . . . . . .             359,900             669,557
  Premises and equipment . . . . . . . . . . . . . . . . . . . .           3,383,457           4,121,922
  Other assets . . . . . . . . . . . . . . . . . . . . . . . . .           1,994,858           2,068,489
                                                                      --------------      --------------
         Total Assets. . . . . . . . . . . . . . . . . . . . . .        $315,567,505        $338,724,414
                                                                      --------------      --------------
                                                                      --------------      --------------

                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (unaudited)


                                                                            March 31,        December 31,
                                                                              1996               1995
                                                                              ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Noninterest-bearing . . . . . . . . . . . . . . . . . . . .      $    1,559,795      $    1,495,976
     Interest-bearing. . . . . . . . . . . . . . . . . . . . . .         254,355,711         282,001,130
                                                                      --------------      --------------
       Total deposits. . . . . . . . . . . . . . . . . . . . . .         255,915,506         283,497,106
  Federal Home Loan Bank advances. . . . . . . . . . . . . . . .          28,047,500          29,833,333
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .             120,203             120,203
  Capitalized lease obligations. . . . . . . . . . . . . . . . .             415,803             424,956
  Subordinated capital notes . . . . . . . . . . . . . . . . . .             629,458             627,858
  Mortgages payable on foreclosed properties . . . . . . . . . .                   -              25,258
  Other liabilities. . . . . . . . . . . . . . . . . . . . . . .           7,325,109           1,566,048
                                                                      --------------      --------------
       Total Liabilities . . . . . . . . . . . . . . . . . . . .         292,453,579         316,094,762

SHAREHOLDERS' EQUITY
  Series B preferred stock, $.01 par value:
   Authorized shares - 2,250,000
   Issued and outstanding shares - 2,125,000 . . . . . . . . . .              21,250              21,250
  Series C preferred stock, $.01 par value:
   Authorized shares - 125,000
   Issued and outstanding shares - 125,000 . . . . . . . . . . .               1,250               1,250
  Common stock, $.01 par value:
   Authorized shares - 10,000,000
   Issued and outstanding shares - 1,050,547 in 1996
     and 1,049,684 in 1995 . . . . . . . . . . . . . . . . . . .              10,505              10,497
  Capital in excess of par . . . . . . . . . . . . . . . . . . .          23,654,052          23,652,135
  Holding gain on securities available for sale. . . . . . . . .              40,217             154,174
  Accumulated deficit. . . . . . . . . . . . . . . . . . . . . .            (613,348)         (1,209,654)
                                                                      --------------      --------------
       Total Shareholders' Equity. . . . . . . . . . . . . . . .          23,113,926          22,629,652
                                                                      --------------      --------------
       Total Liabilities and Shareholders' Equity. . . . . . . .        $315,567,505        $338,724,414
                                                                      --------------      --------------
                                                                      --------------      --------------

                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1996                1995
                                                                              ----                ----
INTEREST INCOME
  Loans, including fees. . . . . . . . . . . . . . . . . . . . .          $5,442,278         $ 4,749,606
  Federal funds sold and securities purchased
   under agreements to resell. . . . . . . . . . . . . . . . . .              91,926              56,294
  Investment securities, including dividend income . . . . . . .             189,422             231,554
  Mortgage-backed securities . . . . . . . . . . . . . . . . . .             249,819             339,118
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             137,557              35,781
                                                                          ----------          ----------
       Total Interest Income . . . . . . . . . . . . . . . . . .           6,111,002           5,412,353

INTEREST EXPENSE
  Deposits . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,852,753           2,783,132
  Federal Home Loan Bank advances. . . . . . . . . . . . . . . .             441,023             865,278
  Notes payable. . . . . . . . . . . . . . . . . . . . . . . . .               2,847              55,437
  Subordinated capital notes . . . . . . . . . . . . . . . . . .              18,384              17,890
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              28,962              29,842
                                                                          ----------         -----------
       Total Interest Expense. . . . . . . . . . . . . . . . . .           4,343,969           3,751,579
                                                                          ----------          ----------

       Net Interest Income . . . . . . . . . . . . . . . . . . .           1,767,033           1,660,774
PROVISION FOR LOAN LOSSES. . . . . . . . . . . . . . . . . . . .                 401           1,594,696
                                                                          ----------         -----------

       Net Interest Income After
       Provision for Loan Losses . . . . . . . . . . . . . . . .           1,766,632              66,078

NONINTEREST INCOME
  Loan servicing fees. . . . . . . . . . . . . . . . . . . . . .             412,740             481,409
  Mortgage banking income, including
   gain on sale of loans . . . . . . . . . . . . . . . . . . . .             120,110              57,669
  Other service charges and fees . . . . . . . . . . . . . . . .             144,478             104,119
  Net gain (loss) on sale of:
   Securities. . . . . . . . . . . . . . . . . . . . . . . . . .             153,188                   -
   Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 588             116,462
   Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .           1,064,655                   -
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             111,823              33,042
                                                                          ----------          ----------

       Total Noninterest Income. . . . . . . . . . . . . . . . .           2,007,582             792,701


                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1996                1995
                                                                              ----                ----
NONINTEREST EXPENSE
  Salaries and employee benefits . . . . . . . . . . . . . . . .           1,387,654           1,107,414
  Net occupancy and equipment. . . . . . . . . . . . . . . . . .             386,360             424,668
  Deposit insurance premiums . . . . . . . . . . . . . . . . . .             219,503             166,922
  Amortization of intangible assets. . . . . . . . . . . . . . .             428,619             199,247
  Service bureau . . . . . . . . . . . . . . . . . . . . . . . .             159,398             109,146
  Professional fees. . . . . . . . . . . . . . . . . . . . . . .             147,213             161,342
  Foreclosed properties, net . . . . . . . . . . . . . . . . . .               5,017             156,342
  Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             444,144             429,670
                                                                         -----------        ------------

       Total Noninterest Expense . . . . . . . . . . . . . . . .           3,177,908           2,754,751
                                                                         -----------        ------------

       Income (Loss) Before Income Taxes and
        Extraordinary Item . . . . . . . . . . . . . . . . . . .             596,306          (1,895,972)
PROVISION FOR INCOME TAXES . . . . . . . . . . . . . . . . . . .                   -                   -
                                                                         -----------        ------------

       Income (Loss) Before Extraordinary Item . . . . . . . . .             596,306          (1,895,972)
EXTRAORDINARY ITEM - FORGIVENESS OF
  DEBT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -             261,683
                                                                         -----------        ------------

       Net Income (Loss) . . . . . . . . . . . . . . . . . . . .         $   596,306         $(1,634,289)
                                                                         -----------        ------------
                                                                         -----------        ------------

  Earnings (loss) per common share:
   Income (loss) before extraordinary item . . . . . . . . . . .         $       .04         $     (1.81)
   Extraordinary item. . . . . . . . . . . . . . . . . . . . . .                   -                0.25
                                                                         -----------        ------------
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . .         $       .04         $     (1.56)
                                                                         -----------        ------------
                                                                         -----------        ------------


                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                       For the three months ended March 31, 1996



                                                     Series B       Series C                               Holding Gain
                                      Common        Preferred      Preferred    Capital in                 on Securities
                                    Stock, $.01    Stock, $.01    Stock, $.01     Excess     Accumulated     Available
                                     Par Value      Par Value      Par Value      of Par       Deficit       for Sale         Total
                                     ---------      ---------      ---------      ------       -------       --------         -----
Balance at January 1, 1996.. .       $10,497        $21,250         $1,250    $23,652,135   $(1,209,654)   $ 154,174    $22,629,652

Common stock issued under
 employee stock purchase
 plan. . . . . . . . . . . . .             8              -              -          1,917            -              -         1,925

Net decrease in holding gain on
 securities available for sale             -              -              -              -             -      (113,957)     (113,957)

Net income . . . . . . . . . .             -              -              -              -       596,306             -       596,306
                                     -------        -------         ------    -----------   -----------     ---------   -----------

Balance, March 31, 1996. . . .       $10,505        $21,250         $1,250    $23,654,052   $  (613,348)    $  40,217   $23,113,926
                                     -------        -------         ------    -----------   -----------     ---------   -----------
                                     -------        -------         ------    -----------   -----------     ---------   -----------



                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                               1996               1995
                                                                               ----               ----
OPERATING ACTIVITIES
  Net income (loss). . . . . . . . . . . . . . . . . . . . . . .          $  596,306         $(1,634,289)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
    Extraordinary item - forgiveness of debt . . . . . . . . . .                   -            (261,683)
    Provisions for:
       Losses on loans, foreclosed properties and other. . . . .             (33,546)          1,634,445
       Depreciation and amortization of premises
         and equipment . . . . . . . . . . . . . . . . . . . . .             135,798             128,040
       Amortization (accretion) of:
         Premiums and discounts on:
          Loans. . . . . . . . . . . . . . . . . . . . . . . . .              47,931              10,119
          Mortgage-backed securities held to maturity. . . . . .                  55               2,295
          Mortgage-backed securities available for sale. . . . .               2,348                   -
          Securities held to maturity. . . . . . . . . . . . . .               1,579              (4,675)
         Purchased mortgage servicing rights and . . . . . . . .
          excess servicing fees receivable . . . . . . . . . . .             144,046             183,732
         Excess of costs over equity in net assets
          acquired . . . . . . . . . . . . . . . . . . . . . . .             284,573              15,515
         Other . . . . . . . . . . . . . . . . . . . . . . . . .                 494                   -
         Premium on deposits . . . . . . . . . . . . . . . . . .             (34,412)                  -
    Mortgage banking activities:
       Net increase in loans originated for resale . . . . . . .          (2,986,660)         (1,779,980)
       Realized gains from sale of loans . . . . . . . . . . . .            (108,082)            (57,669)
    Realized (gains) and losses from sales of:
       Securities available for sale . . . . . . . . . . . . . .            (153,188)                  -
       Loans . . . . . . . . . . . . . . . . . . . . . . . . . .                (588)           (116,462)
       Premises and equipment. . . . . . . . . . . . . . . . . .             (63,789)             17,087
       Foreclosed properties . . . . . . . . . . . . . . . . . .                 269                (679)
       Deposits (Note 3) . . . . . . . . . . . . . . . . . . . .          (1,064,655)                  -
    Mutual fund dividends. . . . . . . . . . . . . . . . . . . .             (21,534)             (9,699)
    Changes in operating assets and liabilities:
       Accrued interest receivable . . . . . . . . . . . . . . .             232,911             (89,130)
       Other assets. . . . . . . . . . . . . . . . . . . . . . .             309,568             527,074
       Other liabilities . . . . . . . . . . . . . . . . . . . .           5,760,661            (158,295)
                                                                           ----------          ----------

Net cash provided by (used in) operating activities. . . . . . .          $3,050,085         $(1,594,254)

                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                            Three Months Ended March 31,
                                                                            ----------------------------
                                                                              1996                1995
                                                                              ----                ----
INVESTING ACTIVITIES
  Proceeds from sales of Federal Home Loan Bank stock. . . . . .           1,062,800           1,823,100
  Purchase of securities held to maturity. . . . . . . . . . . .          (1,020,625)                  -
  Proceeds from maturities of securities held to maturity. . . .           1,000,000                   -
  Purchase of securities available for sale. . . . . . . . . . .          (1,800,000)         (2,350,000)
  Proceeds from sales of securities available for sale . . . . .           1,200,000           2,550,000
  Principal remittances on mortgage-backed securities
    held to maturity . . . . . . . . . . . . . . . . . . . . . .                   -             502,941
  Principal remittances on mortgage-backed securities
    available for sale . . . . . . . . . . . . . . . . . . . . .             491,800                   -
  Proceeds from sales of mortgage-backed securities
    available for sale . . . . . . . . . . . . . . . . . . . . .          10,068,189                   -
  Proceeds from sales of loans . . . . . . . . . . . . . . . . .           7,290,962           8,152,226
  Net (increase) decrease in net loans . . . . . . . . . . . . .           6,231,163          (7,712,501)
  Proceeds from sales of foreclosed properties . . . . . . . . .             204,410           1,090,344
  Increase in foreclosed properties. . . . . . . . . . . . . . .             (40,930)           (167,719)
  Increase in excess servicing fees receivable . . . . . . . . .             (62,408)                  -
  Purchase of premises and equipment . . . . . . . . . . . . . .             (71,282)           (737,461)
  Proceeds from sales of premises and equipment. . . . . . . . .             654,980                   -
                                                                          -----------          ----------

  Net cash provided by investing activities. . . . . . . . . . .          25,209,059           3,150,930

FINANCING ACTIVITIES
  Deposits sold in connection with branch sale (Note 3):
    NOW and savings deposits . . . . . . . . . . . . . . . . . .          (2,326,445)                  -
    Certificates of deposit. . . . . . . . . . . . . . . . . . .         (24,510,192)                  -
  Net decrease in NOW and savings deposits . . . . . . . . . . .            (603,650)         (7,250,043)
  Net increase (decrease) in certificates of deposit . . . . . .             957,754          12,346,889
  Proceeds from Federal Home Loan Bank advances. . . . . . . . .                   -          12,500,000
  Repayment of Federal Home Loan Bank advances . . . . . . . . .          (1,785,833)        (17,260,834)
  Proceeds from issuance of notes payable. . . . . . . . . . . .                   -               3,269
  Payments on credit facility. . . . . . . . . . . . . . . . . .                   -            (894,377)
  Payments on capital lease obligations. . . . . . . . . . . . .              (9,153)            (30,929)
  Payments on mortgages payable on foreclosed
    properties . . . . . . . . . . . . . . . . . . . . . . . . .             (25,258)           (164,742)
  Common stock issued under Employee Stock
    Purchase Plan. . . . . . . . . . . . . . . . . . . . . . . .               1,925                   -
                                                                          -----------          ----------

  Net cash used in financing activities. . . . . . . . . . . . .         (28,300,852)           (750,767)
                                                                          -----------          ----------

  Increase (decrease) in cash and cash equivalents . . . . . . .             (41,708)            805,909
  Cash and cash equivalents at beginning of period . . . . . . .          16,008,718           6,906,159
                                                                          -----------          ----------

  Cash and cash equivalents at end of period . . . . . . . . . .        $ 15,967,010         $ 7,712,068
                                                                          -----------          ----------
                                                                          -----------          ----------



                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                            Three Months Ended March 31,
                                                                              1996                1995
                                                                              ----                ----
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer from loans to foreclosed properties . . . . . . . . .         $   221,291         $ 1,185,906
  Transfer of servicing allowance. . . . . . . . . . . . . . . .              67,226              93,631
  Transfer of remittances receivable on sold
    mortgage-backed securities available for sale. . . . . . . .             105,452                   -
  Write-off of fixed assets in connection with
    termination of capital lease . . . . . . . . . . . . . . . .                   -              50,393
  Increase in mortgages payable on foreclosed properties . . . .                   -              39,332
  Termination of capital lease obligation for fixed assets . . .                   -              61,469

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 4,737,444         $ 3,766,300
    Net income taxes paid (received) . . . . . . . . . . . . . .                   -              (6,252)


                    See notes to consolidated financial statements.

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                    MARCH 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the notes to EBI's financial statements for the year ended December 31, 1995 included in the EBI 1995 Annual Report.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (including normal recurring entries) necessary for a fair presentation of EBI's financial condition and interim results of operations. Certain 1995 amounts have been reclassified to conform to 1996 presentation.

NOTE 2 - EARNINGS PER SHARE

Earnings per share for the three months ended March 31, 1996 was computed based upon income adjusted for preferred stock dividends, divided by 9,210,132, the weighted average number of common and common equivalent shares outstanding. Warrants and options issued are considered common stock equivalents using the modified treasury stock method. Loss per share for the three months ended March 31, 1995 was computed by dividing the loss by 1,049,684, the weighted average number of common shares outstanding.

NOTE 3 - SALE OF BANK BRANCH

Effective March 15, 1996, Essex Savings Bank, F.S.B. (the "Bank") sold the deposits and related accrued interest of its Charlotte, North Carolina retail bank branch, which totaled $28.1 million, along with loans and related accrued interest totaling $64,000, premises and equipment totaling $586,000, and other assets totaling $69,000. In connection with the sale of the Charlotte branch, the Bank recognized a $1.1 million net gain on the sale of deposits and a $64,000 gain on the sale of premises and equipment. The sale of the Charlotte branch was undertaken to position the Bank's operations in the more geographically concentrated and defined market areas of northeastern North Carolina and eastern Virginia.

The sale of the Charlotte branch required cash of $26.3 million, which was funded by the sale of fixed-rate first mortgage loans totaling $7.3 million and mortgage-backed securities available for sale totaling $9.9 million, as well as the utilization of a portion of the Bank's excess liquidity. The Bank recognized a gain of $558 and $153,000 from the sale of loans and mortgage-backed securities, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

    Total assets of EBI at March 31, 1996 were $315.6 million as compared to $338.7 million at December 31, 1995, a decrease of approximately $23.1 million or 6.8%. The decrease in assets was primarily attributable to the sale of $7.3 million in loans, $9.9 million in mortgage-backed securities, and $586,000 in premises and equipment in connection with the sale of the Bank's Charlotte, North Carolina retail bank branch, which is described in Note 3 of the Notes to Consolidated Financial Statements included in this report. Cash and cash equivalents also decreased as a result of the sale; however, the impact of this decrease was offset by the receipt on March 29, 1996 of $5.2 million in pay-offs on a mortgage loan portfolio subserviced by Essex Home Mortgage Servicing Corporation ("Essex Home").

    In addition to the decline in loans attributable to the Charlotte branch sale, loans held for investment declined an additional $6.4 million primarily as a result of prepayment activity prompted by the decline in interest rates. However, the lower interest rates favorably impacted the amount of loan originations during the first quarter of 1996. Loans held for sale totaled $6.4 million at March 31, 1996 as compared to $3.3 million at December 31, 1995, an increase of approximately $3.1 million or 94.8%.

    Federal Home Loan Bank ("FHLB") stock decreased $1.1 million as redemption proceeds were used to repay FHLB advances that matured during the first quarter of 1996.

    EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, decreased from $11.3 million at December 31, 1995 to $10.5 million at March 31, 1996, and are summarized as follows (in thousands):


                                                  March 31,       December 31,
                                                    1996              1995
                                                    ----              ----
    Nonaccrual loans:
     CDRELs, net                                $ 2,712            $ 2,737
     Other                                        2,522              3,344
    Accruing loans 90 days or more past due          94                177
    Troubled debt restructured loans                184                143
                                                 ------             ------
         Total nonperforming loans, net           5,512              6,401
    Foreclosed properties, net                    4,953              4,856
                                                 ------             ------
         Total nonperforming assets,
         net of specific reserves               $10,465            $11,257
                                                 ------             ------
                                                 ------             ------

    Accruing loans in the 30-59 day and 60-89 day delinquency categories also decreased, as shown below (in thousands):


           Delinquency                            March 31,       December 31,
             Category                              1996               1995
             --------                              ----               ----
    30-59 days past due                          $  935             $2,222
    60-89 days past due                           1,069                942
                                                  -----              -----
                                                 $2,004             $3,164
                                                  -----              -----
                                                  -----              -----



    The decrease in nonperforming assets was primarily attributable to the decline in other nonaccrual loans. During the first quarter of 1996, the Bank collected $435,000 on its nonaccruing commercial real estate loans to a single borrower that were secured by nursing home facilities. An additional payment of $125,000 was received on these loans during April 1996 as well. The remaining decline in other nonaccrual loans, as well as the decrease in delinquent loans, was attributable to the continuing improvement in the first mortgage loan portfolio acquired from Home Savings Bank, F.S.B. on September 15, 1995. At December 31, 1995, nonaccruing loans in this acquired portfolio, excluding CDRELs, totaled $1.2 million as compared to $950,000 at March 31, 1996.
Likewise in this same acquired portfolio, loans 30-59 days past due totaled $977,000 and loans 60-89 days past due totaled $381,000 at December 31, 1995 as compared to $143,000 and $173,000, respectively, at March 31, 1996.

    While foreclosed properties increased slightly during the first quarter of 1996, a significant portion of a foreclosed property secured by farmland in North Carolina was sold during April 1996, which will result in a $2.0 million reduction in this property's carrying value during the second quarter of 1996. The remainder of this property is under contract.

    Deposits, the primary source of EBI's funds, totaled $255.9 million at March 31, 1996 as compared to $283.5 million at December 31, 1995, a decrease of $27.6 million or 9.7%. The decrease in deposits was attributable to the Bank's sale of its Charlotte, North Carolina retail bank branch with deposits totaling $27.9 million, which is described in Note 3 of the Notes to Consolidated Financial Statements included in this report. FHLB advances decreased from $29.8 million at December 31, 1995 to $28.0 million at March 31, 1996 as proceeds from the sale of FHLB stock were used to repay FHLB advances that matured during the first quarter of 1996. The $5.8 million increase in other liabilities since December 31, 1995 was primarily attributable to $5.2 million in loan pay-offs on a servicing portfolio.


Results of Operations

First Quarter of 1996 Compared to First Quarter of 1995

    EBI's net income for the three months ended March 31, 1996 totaled $596,000, compared to a net loss of $1.6 million for the three months ended March 31, 1995. The annualized return on average assets was .71% for the first quarter of 1996, compared to (2.19)% for the first quarter of 1995.

    On September 15, 1995, EBI and the Bank merged with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia-based savings institution (the "Home Acquisition"). The transaction was accounted for using the purchase method of accounting. Therefore, results of operations for the three months ended March 31, 1995 have not been restated to reflect the Home Acquisition. However, EBI's net income for the three months ended March 31, 1996 includes the impact of the Home Acquisition.

    During the first quarter of 1996, EBI's operating results benefited from the $1.1 million gain on sale of deposits and $64,000 gain on sale of premises and equipment recognized in connection with the Bank's sale of its Charlotte, North Carolina retail bank branch. In addition, operating results were favorably impacted by a $153,000 gain on sale of mortgage-backed securities available for sale, which was undertaken to provide funds for the Charlotte branch sale. Excluding the impact of this nonrecurring transaction, EBI incurred a net loss of $686,000 during the first quarter of 1996, which was a $1.2 million improvement over the loss from continuing operations during the first quarter of 1995. The improvement in 1996 was the result of a $1.6 million reduction in loan loss provisions, which was partially offset by a $423,000 increase in noninterest expense, primarily resulting from an increase in operating expenses and the amortization of the excess of cost over net assets acquired associated with the Home Acquisition.

    During the first quarter of 1995, EBI's operating results benefited from the recognition of a $262,000 extraordinary gain from the forgiveness of debt. Excluding this extraordinary item, EBI incurred a loss from continuing operations of $1.9 million during the quarter ended March 31, 1995. EBI's operating results were adversely impacted by loan loss provisions of $1.6 million and lower levels of mortgage banking income. In addition, EBI continued to recognize operating losses because of, among other reasons, the Bank's inability to increase assets due to regulatory growth restrictions in effect prior to the Home Acquisition. However, EBI benefited during the first quarter of 1995 from the recognition of a net gain totaling $116,000 related to the disposition of loans.

    Net Interest Income. The table below presents average balances, computed on month-end balances, for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended March 31:


                                                 1996                                 1995
                                      ---------------------------------  ------------------------------
                                      Average                    Yield/  Average                 Yield/
                                      Balance   Interest         Rate    Balance    Interest      Rate
                                      -------   --------         ----    -------    --------      ----
                                                             (dollars in thousands)
Interest-earning assets:
  Loans (1). . . . . . . . . . . .  $271,715    $5,442           8.01% $244,496    $4,750        7.77%
  Investment securities. . . . . .    13,171       189           5.75    16,129       232        5.74
  Mortgage-backed
      securities . . . . . . . . .    13,726       250 (2)       7.38    17,963       339        7.55
  Federal funds sold and . . . . .
      securities purchased under
      agreements to resell . . . .     6,986        92           5.26     3,928        56        5.73
  Other. . . . . . . . . . . . . .     9,305       138 (3)       5.54     2,051        36  (3)   6.14
                                     -------    ------                  -------     -----
      Total interest-earning
       assets. . . . . . . . . . .  $314,903     6,111 (2)(3)    7.76  $284,567     5,413  (3)   7.60
                                     -------                            -------
                                     -------                            -------

Interest-bearing liabilities:
  Deposits . . . . . . . . . . . .  $276,046     3,853           5.58  $224,348     2,783        4.96
  FHLB advances. . . . . . . . . .    29,473       441           5.99    58,121       865        5.96
  Notes payable. . . . . . . . . .       120         3           9.47     2,376        56        9.33
  Subordinated capital notes . . .       628        18          11.71       616        18       11.62
  Other. . . . . . . . . . . . . .       421        29 (4)      18.29       509        30  (4)  17.49
                                     -------     -----                  -------     -----
      Total interest-bearing
       liabilities . . . . . . . .  $306,688     4,344 (4)       5.65  $285,970     3,752  (4)   5.24
                                     -------     -----                  -------     -----
                                     -------     -----                  -------     -----

Net interest earnings. . . . . . .              $1,767                             $1,661
                                                 -----                              -----
                                                 -----                              -----

Net interest spread (2),(3),(4). .                               2.11%                           2.36%
                                                                 ----                            ----
                                                                 ----                            ----

Net yield on interest-earning
  assets (2),(3),(4) . . . . . . .                               2.25%                           2.34%
                                                                 ----                            ----
                                                                 ----                            ----



(1) Nonaccrual loans are included in the average balance of loans.
(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3) Calculation in 1996 and 1995 includes the accretion of net deferred loan fees and excludes $8,750 and $4,325, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.
(4) Calculation in 1996 and 1995 excludes $9,734 and $7,596, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                 Increase (Decrease) From First Quarter of 1995
                                       to First Quarter of 1996 Due to
                                 ----------------------------------------------
                                              Volume (1)    Rate (1)    Net
                                              ------        ----        ---
                                                        (in thousands)
    Interest income on:
      Loans (2). . . . . . . . . . . . . . .      $541     $ 151   $  692
      Investment securities. . . . . . . . .       (43)        -      (43)
      Mortgage-backed securities . . . . . .       (82)       (7)     (89)
      Federal funds sold and
        securities purchased under
        agreements to resell . . . . . . . .        41        (5)      36
      Other interest-earning assets. . . . .       105        (3)     102
                                                  ----     -----    -----
        Total interest income (2). . . . . .       562       136      698

    Interest expense on:
      Deposits . . . . . . . . . . . . . . .       694       376    1,070
      FHLB advances. . . . . . . . . . . . .      (428)        4     (424)
      Notes payable. . . . . . . . . . . . .       (54)        1      (53)
      Other interest-bearing liabilities . .        (2)        1       (1)

                                                  ----     -----    -----
        Total interest expense . . . . . . .       210       382      592
                                                  ----     -----    -----
        Net interest income. . . . . . . . .      $352     $(246)  $  106
                                                  ----     -----    -----
                                                  ----     -----    -----

    (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
    (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income increased slightly from $1.7 million for the first quarter of 1995 to $1.8 million for the first quarter of 1996. However, the annualized net yield on interest-earning assets decreased from 2.34% for the first quarter of 1995 to 2.25% for the first quarter of 1996 despite an increase in the ratio of interest-earning assets to interest-bearing liabilities. The improvement in this ratio is primarily attributable to the Home Acquisition. However, even though the loan yield during the first quarter of 1996 was higher than the yield during the first quarter of 1995, EBI's net yield on interest-earning assets was more adversely impacted by significant balances of deposits that had matured and repriced at higher market rates prior to the decline in interest rates. However, the trend of declining interest rates may favorably impact EBI's earnings due to the repricing of significant deposits with shorter maturities as compared to the large amount of interest-earning assets, predominantly loans, which have fixed interest rates maturing over longer terms.

    Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):


                                             1996           1995
                                             ----           ----
    Balance at beginning of period         $5,251         $3,429
    Provision for loan losses. . .              1          1,595
                                            -----          -----
                                            5,252          5,024
    Loans charged-off, net of recoveries     (297)          (322)
                                            -----          -----
    Balance at end of period . . .         $4,955         $4,702
                                            -----          -----
                                            -----          -----

    Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At December 31, 1995, the unallocated portion of the general loan loss allowance totaled $791,000. As a result of loan sales and prepayment activity during the first quarter of 1996, as well as the decline in nonperforming loans, the unallocated portion of the general loan loss allowance approximated $875,000 at March 31, 1996.

Therefore, management considered the loan loss allowance sufficiently adequate to absorb losses and did not provide for additional losses during the first quarter of 1996.

    The provision for loan losses for the first quarter of 1995 was $1.6 million. Two of the significant CDRELs that contributed to the necessity for the provision were (i) a commercial loan collateralized by a low-income apartment complex located in Richmond, Virginia and (ii) a loan secured by a real estate development located in the Outer Banks of North Carolina. The additional specific provisions provided for these two CDRELs totaled approximately $550,000 and $200,000, respectively. In addition, general and specific provisions of $200,000 and $125,000, respectively, were provided for certain balloon second mortgage loans subject to recourse against the Resolution Trust Company ("RTC"). Moreover, the provision for loan losses for the first quarter of 1995 included adjustments resulting from the Office of Thrift Supervision's ("OTS") asset quality examination.

    Noninterest Income. The significant components of noninterest income for the three months ended March 31 are presented below:

                                                                       Increase
                                            1996           1995       (Decrease)
                                            ----           ----       ----------
    Loan servicing fees. . . . . . .   $  412,740       $481,409    $  (68,669)
    Mortgage banking income. . . . .      120,110         57,669        62,441
    Other service charges and fees .      144,478        104,119        40,359
    Net gain (loss) on sales of:
     Securities. . . . . . . . . . .      153,188              -       153,188
     Loans . . . . . . . . . . . . .          588        116,462      (115,874)
     Deposits. . . . . . . . . . . .    1,064,655              -     1,064,655
    Other. . . . . . . . . . . . . .      111,823         33,042        78,781
                                        ---------        -------     ---------
                                       $2,007,582       $792,701    $1,214,881
                                        ---------        -------     ---------
                                        ---------        -------     ---------

    Noninterest income for the first quarter of 1996 totaled $2.0 million, an increase of 153.3% compared to $793,000 for the first quarter of 1995. The increase resulted from the gains on sales of securities, loans, deposits, and premises and equipment, which totaled $1.3 million, associated with the Bank's sale of its Charlotte, North Carolina retail bank branch. Exclusive of these gains, noninterest income declined $68,000 during the first quarter of 1996, which resulted primarily from the $116,000 gain on sale of loans recognized during the first quarter of 1995 required to ensure compliance with regulatory growth restrictions in effect prior to the Home Acquisition, which was partially offset by a $62,000 increase in mortgage banking income during the first quarter of 1996. The level of mortgage banking activity at Essex First Mortgage Corporation ("Essex First") increased during the first quarter of 1996 as a result of the lower interest rate environment. By comparison, during the first quarter of 1995 Essex First was adversely impacted by a lower volume of loan refinancings, which was attributable to higher mortgage rates and a general slowdown in refinancings.

    Noninterest Expense. The significant components of noninterest expense for the three months ended March 31 are presented below:

                                                                       Increase
                                            1996           1995       (Decrease)
                                            ----           ----       ----------
    Salaries and employee benefits .   $1,387,654     $1,107,414      $280,240
    Net occupancy and equipment. . .      386,360        424,668       (38,308)
    Deposit insurance premiums . . .      219,503        166,922        52,581
    Amortization of intangible assets     428,619        199,247       229,372
    Service bureau . . . . . . . . .      159,398        109,146        50,252
    Professional fees. . . . . . . .      147,213        161,342       (14,129)
    Foreclosed properties, net . . .        5,017        156,342      (151,325)
    Other. . . . . . . . . . . . . .      444,144        429,670        14,474
                                        ---------      ---------       -------
                                       $3,177,908     $2,754,751      $423,157
                                        ---------      ---------       -------
                                        ---------      ---------       -------

    Noninterest expense as a percent of average assets was 3.8% in the first quarter of 1996 compared to 3.7% in the first quarter of 1995. Noninterest expense increased from $2.8 million in the first quarter of 1995 to $3.2 million in the first quarter of 1996.

    The largest portion of the increase in noninterest expense is accounted for by a $280,000 increase in salaries and employee benefits. This increase resulted primarily from the recognition of $234,000 in compensation expense associated with certain of EBI's stock options. An additional $79,000 increase was attributable to personnel costs associated with the five branches acquired in connection with the Home Acquisition.

    Another significant component of the increase in noninterest expense is accounted for by a $229,000 increase in amortization of intangible assets. EBI recognized goodwill of approximately $8.6 million in connection with the Home Acquisition, which is being amortized on an accelerated basis over 15 years. Amortization of this goodwill totaled $269,000 during the first quarter of 1996. This increase was partially offset by a $40,000 decrease in the amortization of servicing-related assets.

    Net occupancy and equipment expense was $38,000 lower during the first quarter of 1996 than the first quarter of 1995. While the Bank incurred $62,000 of additional occupancy expense during the first quarter of 1996 attributable to the branches acquired in connection with the Home Acquisition, it was more than offset by reductions resulting from the downsizing of EBI's leased corporate facilities and the closure of Essex First's loan production offices in Chesapeake and Manassas, Virginia.

    The $53,000 increase in deposit insurance premiums in the first quarter of 1996 when compared to the first quarter of 1995 was attributable to higher assessed deposit levels resulting from the Home Acquisition.

    The $50,000 increase in service bureau expense in the first quarter of 1996 when compared to the first quarter of 1995 was primarily attributable to a higher number of deposit accounts resulting from the Home Acquisition. Also, higher service bureau charges were incurred as a result of an increase in the number of mortgage loans serviced by Essex Home, which increased from approximately 10,000 loans with an aggregate principal balance of $825.8 million at December 31, 1994 to approximately 12,600 loans with an aggregate principal balance of $1.1 billion at March 31, 1996.

    The $14,000 decrease in professional fees in the first quarter of 1996 when compared to the first quarter of 1995 was primarily attributable to lower legal and accounting fees, which were sufficient to offset the impact of $60,000 in consulting fees during the first quarter of 1996 resulting from the Home Acquisition.

    Expenses associated with foreclosed properties for the first quarter of 1996 decreased $151,000 when compared to the first quarter of 1995, resulting from a decrease of $80,000 in expenses associated with holding foreclosed properties and a $71,000 reduction in the provision for losses on foreclosed properties.

    The significant components of other noninterest expense for the three months ended March 31 are presented below:

                                                                       Increase
                                            1996           1995       (Decrease)
                                            ----           ----       ----------
    Loan expense . . . . . . . . . .     $ 60,265       $ 38,752        21,513
    Telephone. . . . . . . . . . . .       59,455         62,732        (3,277)
    Postage and courier. . . . . . .       55,072         48,901         6,171
    Stationery and supplies. . . . .       33,624         44,854       (11,230)
    Advertising and marketing. . . .       37,400         59,575       (22,175)
    Corporate insurance. . . . . . .       48,177         39,884         8,293
    Travel . . . . . . . . . . . . .       23,613         13,282        10,331
    Provision for servicing losses .        6,000          9,000        (3,000)
    Other. . . . . . . . . . . . . .      120,538        112,690         7,848
                                          -------        -------       -------
                                         $444,144       $429,670      $ 14,474
                                          -------        -------       -------
                                          -------        -------       -------

    Income Taxes. There was no income tax provision recognized for financial reporting purposes during the quarters ended March 31, 1996 or 1995, because EBI had significant net operating loss carryforwards, which approximated $19.9 million at December 31, 1995. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.


Liquidity

    Liquidity refers to EBI's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. EBI generally has no significant source of income other than dividends from its subsidiaries. As a result of prior regulatory examinations, EBI and the Bank had entered into Supervisory Agreements with the OTS which precluded the Bank from making dividend payments to EBI. While these Supervisory Agreements are no longer in effect as a result of the Home Acquisition, EBI is still obligated to comply with the spirit of the Agreements. Consequently, EBI's source of funds is currently limited to assessments to its subsidiaries for certain operating expenses and tax payments, if any, by such subsidiaries to EBI, and asset sales.

    The Bank's liquidity management is both a daily and long-term function of funds management. Liquidity is generally invested in short-term investments such as federal funds sold, certificates of deposit, and in U.S. Treasury and U.S. Government agency securities of maturities of five years or less. If the Bank requires funds that cannot be generated internally (i.e., funds generated through contractual maturities of loans), borrowings from the FHLB may provide an additional source of funds. At March 31, 1996, the Bank had $28.0 million in outstanding borrowings from the FHLB. The Bank has not relied upon brokered deposits as a source of new liquidity, and does not anticipate a change in this practice in the foreseeable future.

    The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At March 31, 1996, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $6.1 million. Certificates of deposit which are scheduled to mature within one year totaled $156.0 million at March 31, 1996, and borrowings from the FHLB that are scheduled to mature within the same period amounted to $7.6 million. Essex First's commitments to originate residential construction builder loans and construction/permanent loans totaled $30.2 million and $3.9 million, respectively, as of March 31, 1996.


Asset and Liability Management

    The primary objective of asset and liability management is to assure adequate liquidity and maintenance of appropriate balances between interest-sensitive earning assets and interest-bearing liabilities at the Bank. Effective management of sources and uses of funds is recognized by the Bank as a necessity in order to maximize profits while incurring a minimum amount of risk.

    The Bank utilizes interest rate sensitivity analyses, as developed by the OTS, to measure the loss in net portfolio value ("NPV"), expressed as a percentage of the Bank's market value of assets, assuming certain percentage changes in interest rates. NPV is the market value of assets, less the market value of liabilities, plus the net market value of off-balance sheet items. Also, the Bank monitors its cumulative one-year interest rate sensitivity gap, which is the measure by which the Bank's assets and liabilities are subject to repricing in future time periods. Effective asset and liability management seeks to ensure that net interest income is maximized while the impact of changes in the level of market interest rates is minimized. An objective of the Bank will continue to be the reduction of the sensitivity of its earnings to interest rate fluctuations by diversifying the sources of funds, improving its interest rate spread, improving the ratio of interest-earning assets to interest-bearing liabilities, and achieving a better matching of the maturities of interest rate sensitive assets and liabilities.

    In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. An institution with greater than "normal" interest rate risk is defined as an institution that would suffer a loss of NPV exceeding 2.0% of the estimated discounted cash flow value of its assets in the event of a 200 basis point increase or decrease (with certain minor exceptions) in interest rates. The interest rate risk component will be calculated, on a quarterly basis, as one-half of the difference between an institution's measured interest rate risk and 2.0%, multiplied by the market value of its assets. The rule provides that the OTS will calculate the interest rate risk component quarterly for each institution. The rule also authorizes the Director of the OTS, or his designee, to waive or defer an institution's interest rate risk component on a case-by-case basis. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed several times and is currently delayed indefinitely until a final rule is published by the OTS. The OTS calculated that there was not an interest rate risk component for the Bank as of December 31, 1995. Moreover, the final regulations allow for a nine-month lag in determining the amount of capital required to be deducted from risk-based capital. Therefore, based on the nine-month lag provision, the Bank may use the lowest interest rate risk component for any of the preceding three quarters in determining the deduction, if any, from risk-based capital. Because the Bank did not have an interest rate risk component at any quarter end during 1995, there would not have been a deduction from the Bank's risk-based capital at March 31, 1996, if such regulation had been effective as of such date.

Regulatory Matters

    Federal Regulatory Capital Requirements. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") requires that savings institutions satisfy three separate requirements of specified capital as a percent of the appropriate asset base: a tangible capital requirement equal to 1.5% of adjusted total assets, a core capital requirement equal to 3.0% of adjusted total assets, and a risk-based capital requirement equal to 8% of risk-weighted assets. At March 31, 1996, the Bank was in compliance with the capital requirements established by FIRREA.

    Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation ("FDIC") to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions as "adequately capitalized" based on four separate requirements of specified capital as a percent of the appropriate asset base: tangible equity of 2.00%, Tier 1 core capital of 4.00%, Tier 1 risk-based capital of 4.00%, and total risk-based capital of 8.00%. As of March 31, 1996, the Bank was "adequately capitalized" for PCA purposes.

    The OTS has proposed to modify the core capital requirement. Under the OTS proposal, only savings institutions rated a composite 1 under the OTS CAMEL rating system will be permitted to operate at or near the regulatory minimum leverage ratio of 3%. For all other savings institutions, the minimum core capital leverage ratio will be 3% plus at least an additional 100 to 200 basis points. Furthermore, the OTS has issued a rule adding an interest rate risk component to its risk-based capital requirement. See "Asset and Liability Management" for a description of this rule.

    Recent Regulatory Developments. Deposits of the Bank are currently insured by the Savings Association Insurance Fund ("SAIF"). Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF is not expected to be recapitalized until 2002 at the earliest. The RTC Completion Act authorized $8 billion in funding for the SAIF. However, such funds only become available to the SAIF if the FDIC determines that the funds are needed to cover losses of the SAIF and several other stringent criteria are met.

    In late 1995, the FDIC approved a final rule regarding deposit insurance premiums which, effective with respect to the semiannual premium assessment beginning January 1, 1996, reduced deposit insurance premiums for BIF member institutions to zero basis points (subject to an annual minimum of $2,000) for institutions in the lowest risk category. Deposit insurance premiums for SAIF members were maintained at their existing levels (23 basis points for institutions in the lowest risk category). Accordingly, in the absence of further legislative action, SAIF members such as the Bank will be competitively disadvantaged as compared to commercial banks by the resulting premium differential. It is anticipated that, under present conditions, it will be at least several years before the SAIF reaches a reserve ratio of 1.25% of insured deposits.

    The U.S. House of Representatives and Senate have actively considered legislation which would have eliminated the premium differential between SAIF-insured institutions and BIF-insured institutions by recapitalizing the SAIF's reserves to the required ratio. The proposed legislation would have provided that all SAIF member institutions pay a special one-time assessment to recapitalize the SAIF, which in the aggregate would have been sufficient to bring the reserve ratio in the SAIF to 1.25% of insured deposits. Based on the current level of reserves maintained by the SAIF, it was anticipated that the amount of the special assessment required to recapitalize the SAIF would have been approximately 80 to 85 basis points of the SAIF-assessable deposits. It was anticipated that after the recapitalization of the SAIF, premiums paid by SAIF-insured institutions would be reduced to match those currently being assessed BIF-insured commercial banks. The legislation also provided for the merger of the BIF and the SAIF, with such merger being conditioned upon the prior elimination of the thrift charter.

    The legislation discussed above had been, for some time, included as part of a fiscal 1996 federal budget bill, but was eliminated prior to the bill being enacted on April 26, 1996. In light of the legislation's elimination and the uncertainty of the legislative process generally, management cannot predict whether legislation reducing SAIF premiums and/or imposing a special one-time assessment will be adopted, or, if adopted, the amount of the assessment, if any, that would be imposed on the Bank. If the legislation were to be enacted in the future, which would assess a one-time special assessment of 85 basis points, the Bank would (based upon the Bank's SAIF deposits as of March 31, 1995) pay approximately $2.3 million, before related tax benefits, if any. In addition, the enactment of such legislation may have the effect of immediately reducing the capital of SAIF-member institutions by the amount of the special assessment. The proposed legislation also provides that any savings association that would become undercapitalized under the FDIC's PCA regulations as a result of the special deposit premium assessment could be exempted from payment of the assessment, provided that the institution would continue to be subject to the payment of semiannual assessments under the current rate schedule following the recapitalization of the SAIF.

    Regulatory Compliance. On June 30, 1995, EBI and the Bank entered into a definitive agreement to acquire Home Bancorp and its wholly-owned subsidiary, Home Savings. The Home Acquisition was consummated on September 15, 1995, and as a result of the transaction the OTS terminated supervisory agreements EBI and the Bank had entered into with the OTS. However, the boards of directors of EBI and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the agreements. Such provisions include restrictions on dividend payments and expense reimbursements, and among other areas of compliance, restrictions on transactions with affiliates, continued oversight of asset quality, and the submission of an updated business plan for 1996, which was submitted to the OTS on January 22, 1996 and approved on March 25, 1996.

    In January 1996, the board of directors of EBI formed a special committee of the board, the Strategic Evaluation Committee (the "Committee"). The purpose of the Committee, among other objectives, is to review strategic alternatives to enhance shareholder value. Although the Bank exceeded all regulatory capital requirements at March 31, 1996, the operations of the Company after the Home Acquisition are not profitable. Accordingly, the Committee is evaluating profitability enhancements and possible corporate restructurings. In the first quarter of 1996, the Bank sold its Charlotte, North Carolina branch including $28.1 million of deposits and accrued interest payable and $709,000 of assets (including premises and equipment, loans on deposits and accrued interest receivable, and cash), which resulted in a pre-tax gain of $1.3 million. In addition, on April 15, 1996, the Bank's management announced that an agreement had been signed to sell its Wilmington, Greensboro, and Raleigh, North Carolina retail bank branches to a state-chartered commercial bank in North Carolina. These branches aggregate approximately $77 million in deposits. The sale is anticipated to close in the third quarter of 1996 and is dependent upon regulatory approval. While management is of the opinion that capital compliance will be maintained throughout 1996, the OTS is presently conducting an examination of the Bank. Adjustments, if any, resulting from the examination could have an adverse impact on the Bank's regulatory capital. Moreover, until the Company's recurring profitability is restored, management can not provide assurances that compliance with all regulatory capital requirements can be sustained beyond that horizon.

    Standards for Safety and Soundness. Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In addition, the federal banking regulatory agencies are planning to adopt asset quality and earnings standards. These proposed safety and soundness standards were issued for public comment until August 24, 1995. After reviewing the comments, the agencies intend to add the asset quality and earnings standards to the standards already in the Guidelines. If an insured depository institution fails to meet any of its prescribed standards as described above, it may be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency and the time within which these steps will be taken. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. The Bank does not currently meet some of the proposed standards for asset quality and earnings. Accordingly, the Bank may be required to file a safety and soundness compliance plan.

                              PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings -- Not Applicable

Item 2.  Changes in Securities -- Not Applicable

Item 3.  Defaults Upon Senior Securities -- Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

    On May 8, 1996, an annual meeting of stockholders of EBI was held for the purpose of considering and voting upon (i) the election of two directors for a term of three years, (ii) the approval of the First and Second Amendments to the EBI Stock Option Plan, and (iii) the approval of the First Amendment to the EBI Non-Employee Directors Stock Option Plan. At the meeting, (i) the election of Mr. Roscoe D. Lacy, Jr. as a director was approved by a vote of 1,004,560 EBI common shares voting in favor, 5,579 shares voting against and 16,400 shares abstaining, (ii) the election of Mr. Robert G. Hecht as a director was approved by a vote of 1,004,903 shares voting in favor, 5,236 shares voting against and 16,400 shares abstaining, (iii) the First and Second Amendments to the EBI Stock Option Plan were approved by a vote of 646,122 shares voting in favor, 77,997 shares voting against and 302,420 shares abstaining, and (iv) the First Amendment to the EBI Non-Employee Directors Stock Option Plan was approved by a vote of 911,319 shares voting in favor, 83,075 shares voting against and 32,145 shares abstaining. No other business was conducted at the meeting.

Item 5.  Other Information -- Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -- The following exhibits are filed as part of this
                          Part II:

              Exhibit No.    Description
              -----------    -----------
                10.1         Branch Purchase and Deposit Assumption Agreement
                             dated April 11, 1996 between Essex Savings Bank,
                             F.S.B. and Centura Bank

                11           Statement re:  computation of per share earnings

                27           Financial Data Schedule

         (b)  Reports on Form 8-K -- None

                                      SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  Essex Bancorp, Inc.





    May 10, 1996                            By:  /s/ Gene D. Ross
    ------------                                 -----------------
       (Date)                                    Gene D. Ross
                                                 Chairman, President,
                                                 and Chief Executive
                                                 Officer





    May 10, 1996                            By:  /s/ Mary-Jo Rawson
    ------------                                 ------------------
     (Date)                                      Mary-Jo Rawson
                                                 Chief Accounting Officer

                                    EXHIBIT INDEX

Exhibit No.        Description
- - -----------         -----------

 10.1 Branch Purchase and Deposit Assumption Agreement dated April 11, 1996 between Essex Savings Bank, F.S.B. and Centura Bank

 11                Statement re:  computation of earnings per share

 27                Financial Data Schedule