Form 10-Q
period 1996-06-30
ESSEX BANCORP INC /NEW
filed 1996-08-09
CIK 847325

                                   FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

(Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   JUNE 30, 1996
                               -----------------------------------------------

                                      OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

Commission file number              1-10506
                       -------------------------------------------------------

                              Essex Bancorp, Inc.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                DELAWARE                                54-1721085
        -----------------------                     -------------------
        (State of organization)                      (I.R.S. Employer
                                                    Identification No.)


       Reflections II, Suite 200
         200 Golden Oak Court
       VIRGINIA BEACH, VIRGINIA                            23452
       -------------------------                        ----------
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
                                                                    ---    ---

         Shares outstanding as of August 5, 1996: 1,051,790 shares of Common Stock, par value $.01 per share.

                              Essex Bancorp, Inc.
                     Quarterly Report on Form 10-Q for the
                          Quarter Ended June 30, 1996

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I         FINANCIAL INFORMATION

               Item 1.    Financial Statements                               3

                          Consolidated Balance Sheets (unaudited)
                          as of June 30, 1996 and December 31, 1995          3

                          Consolidated Statements of Operations (unaudited) for the three months and six months ended
                          June 30, 1996 and 1995                             5

                          Consolidated Statement of Shareholders' Equity (unaudited) for the six months ended
                          June 30, 1996                                      7

                          Consolidated Statements of Cash
                          Flows (unaudited) for the six months
                          ended June 30, 1996 and 1995                       8

                          Notes to Consolidated Financial
                          Statements (unaudited)                            11

               Item 2.    Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations                                        13

Part II        OTHER INFORMATION

               Item 1.    Legal Proceedings                                 25

               Item 2.    Changes in Securities                             25

               Item 3.    Defaults Upon Senior Securities                   25

               Item 4.    Submission of Matters to a Vote
                          of Security Holders                               25

               Item 5.    Other Information                                 25

               Item 6.    Exhibits and Reports on Form 8-K                  25

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,         December 31,
                                                                                  1996               1995
                                                                                  ----               ----
ASSETS
   Cash . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    3,734,894     $    3,262,080
   Interest-bearing deposits. . . . . . . . . . . . . . . . . . . . .            6,461,838          7,833,638
   Federal funds sold and securities purchased under
     agreements to resell . . . . . . . . . . . . . . . . . . . . . .            5,044,000          4,913,000
                                                                            --------------     --------------
         Cash and cash equivalents. . . . . . . . . . . . . . . . . .           15,240,732         16,008,718
   Certificates of deposit in other financial institutions. . . . . .            8,000,000                  -
   Federal Home Loan Bank stock . . . . . . . . . . . . . . . . . . .            2,540,000          3,602,800
   Securities available for sale - cost approximates market . . . . .            2,218,654          1,493,646
   Securities held to maturity - market value of
     $5,767,000 in 1996 and $7,840,000 in 1995. . . . . . . . . . . .            6,013,020          7,998,631
   Mortgage-backed securities available for sale - cost of
     $2,906,000 in 1996 and $13,590,000 in 1995 . . . . . . . . . . .            2,919,435         13,744,471
   Mortgage-backed securities held to maturity - market
     value of $1,842,000 in 1996 and $1,806,000 in 1995 . . . . . . .            1,905,442          1,905,554
   Loans, net of allowance for loan losses of $5,533,000
     in 1996 and $5,251,000 in 1995 . . . . . . . . . . . . . . . . .          185,410,716        266,631,520
   Loans held for sale. . . . . . . . . . . . . . . . . . . . . . . .           66,891,095          3,263,060
   Purchased mortgage servicing rights and excess
     servicing fees receivable. . . . . . . . . . . . . . . . . . . .            1,415,286          1,634,307
   Foreclosed properties, net . . . . . . . . . . . . . . . . . . . .            2,444,216          4,855,887
   Accrued interest receivable. . . . . . . . . . . . . . . . . . . .            1,920,821          2,148,779
   Excess of cost over net assets acquired, less
     accumulated amortization of $9,014,000 in 1996
     and $2,562,000 in 1995 . . . . . . . . . . . . . . . . . . . . .            2,177,995          8,577,073
   Advances for taxes, insurance, and other . . . . . . . . . . . . .              717,204            669,557
   Premises and equipment . . . . . . . . . . . . . . . . . . . . . .            3,286,316          4,121,922
   Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . .            2,122,452          2,068,489
                                                                            --------------     --------------
            Total Assets. . . . . . . . . . . . . . . . . . . . . . .       $  305,223,384     $  338,724,414
                                                                            ==============     ==============

                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                                                June 30,         December 31,
                                                                                  1996               1995
                                                                                  ----               ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
         Noninterest-bearing. . . . . . . . . . . . . . . . . . . . .       $    1,555,015     $    1,495,976
         Interest-bearing . . . . . . . . . . . . . . . . . . . . . .          258,268,771        282,001,130
                                                                            --------------     --------------
            Total deposits. . . . . . . . . . . . . . . . . . . . . .          259,823,786        283,497,106
   Federal Home Loan Bank advances. . . . . . . . . . . . . . . . . .           26,261,667         29,833,333
   Notes payable. . . . . . . . . . . . . . . . . . . . . . . . . . .              120,203            120,203
   Capitalized lease obligations. . . . . . . . . . . . . . . . . . .              406,227            424,956
   Subordinated capital notes . . . . . . . . . . . . . . . . . . . .              633,429            627,858
   Mortgages payable on foreclosed properties . . . . . . . . . . . .                    -             25,258
   Other liabilities. . . . . . . . . . . . . . . . . . . . . . . . .            2,404,985          1,566,048
                                                                            --------------     --------------
            Total Liabilities . . . . . . . . . . . . . . . . . . . .          289,650,297        316,094,762

SHAREHOLDERS' EQUITY
   Series B preferred stock, $.01 par value:
     Authorized shares - 2,250,000
     Issued and outstanding shares - 2,125,000. . . . . . . . . . . .               21,250             21,250
   Series C preferred stock, $.01 par value:
     Authorized shares - 125,000
     Issued and outstanding shares - 125,000. . . . . . . . . . . . .                1,250              1,250
   Common stock, $.01 par value:
     Authorized shares - 10,000,000
     Issued and outstanding shares - 1,051,790 in 1996
         and 1,049,684 in 1995. . . . . . . . . . . . . . . . . . . .               10,518             10,497
   Capital in excess of par . . . . . . . . . . . . . . . . . . . . .           23,656,349         23,652,135
   Holding gain on securities available for sale. . . . . . . . . . .               13,748            154,174
   Accumulated deficit. . . . . . . . . . . . . . . . . . . . . . . .          (8,130,028)        (1,209,654)
                                                                            --------------     --------------
            Total Shareholders' Equity. . . . . . . . . . . . . . . .           15,573,087         22,629,652
                                                                            --------------     --------------
            Total Liabilities and Shareholders' Equity. . . . . . . .       $  305,223,384     $  338,724,414
                                                                            ==============     ==============

                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months                  Six Months
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                                --------------               --------------
                                                              1996         1995            1996         1995
                                                              ----         ----
INTEREST INCOME
   Loans, including fees. . . . . . . . . . . . . . . .   $ 5,133,027   $ 4,672,795     $10,575,305   $ 9,422,401
   Federal funds sold and securities purchased
     under agreements to resell . . . . . . . . . . . .        78,857        63,072         170,783       119,366
   Investment securities, including
     dividend income. . . . . . . . . . . . . . . . . .       153,776       206,021         343,198       437,575
   Mortgage-backed securities . . . . . . . . . . . . .       110,557       331,804         360,376       670,922
   Other. . . . . . . . . . . . . . . . . . . . . . . .       187,248        51,699         324,805        87,480
                                                          -----------   -----------     -----------   -----------
            Total Interest Income . . . . . . . . . . .     5,663,465     5,325,391      11,774,467    10,737,744

INTEREST EXPENSE
   Deposits . . . . . . . . . . . . . . . . . . . . . .     3,538,402     3,145,181       7,391,155     5,928,313
   Federal Home Loan Bank advances. . . . . . . . . . .       415,011       778,978         856,034     1,644,256
   Notes payable. . . . . . . . . . . . . . . . . . . .         2,847        38,898           5,694        94,335
   Subordinated capital notes                                  18,493        18,193          36,877        36,083
   Other. . . . . . . . . . . . . . . . . . . . . . . .        37,660        31,028          66,622        60,870
                                                          -----------   -----------     -----------   -----------
            Total Interest Expense. . . . . . . . . . .     4,012,413     4,012,278       8,356,382     7,763,857
                                                          -----------   -----------     -----------   -----------

            Net Interest Income . . . . . . . . . . . .     1,651,052     1,313,113       3,418,085     2,973,887
PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . .       802,651       597,242         803,052     2,191,938
                                                          -----------   -----------     -----------   -----------

            Net Interest Income After
            Provision for Loan Losses . . . . . . . . .       848,401       715,871       2,615,033       781,949

NONINTEREST INCOME
   Loan servicing fees. . . . . . . . . . . . . . . . .       422,375       428,872         835,115       910,281
   Mortgage banking income, including
     gain on sale of loans. . . . . . . . . . . . . . .       151,011       126,593         271,121       184,262
   Other service charges and fees . . . . . . . . . . .       133,047        97,995         277,525       202,114
   Net gain (loss) on sale of:
     Securities . . . . . . . . . . . . . . . . . . . .             -             -         153,188             -
     Loans. . . . . . . . . . . . . . . . . . . . . . .             -             -             588       116,462
     Deposits . . . . . . . . . . . . . . . . . . . . .             -             -       1,064,655             -
   Other. . . . . . . . . . . . . . . . . . . . . . . .      (24,607)        57,943          87,216        90,985
                                                          -----------   -----------     -----------   -----------

            Total Noninterest Income. . . . . . . . . .       681,826       711,403       2,689,408     1,504,104


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                 Three Months                  Six Months
                                                                ENDED JUNE 30,               ENDED JUNE 30,
                                                                -------------                -------------
                                                              1996         1995            1996         1995
                                                              ----         ----
NONINTEREST EXPENSE
   Salaries and employee benefits . . . . . . . . . . .     1,288,215     1,064,277       2,675,869     2,171,691
   Net occupancy and equipment                                394,967       404,520         781,327       829,188
   Deposit insurance premiums . . . . . . . . . . . . .       218,423       166,922         437,926       333,844
   Amortization of intangible assets. . . . . . . . . .     6,304,624       186,490       6,733,243       385,737
   Service bureau . . . . . . . . . . . . . . . . . . .       162,170       123,397         321,568       232,543
   Professional fees. . . . . . . . . . . . . . . . . .       136,667       115,339         283,880       276,681
   Foreclosed properties, net . . . . . . . . . . . . .        81,090        48,315          86,107       204,657
   Other. . . . . . . . . . . . . . . . . . . . . . . .       460,751       510,622         904,895       940,292
                                                         ------------   -----------     -----------   -----------

            Total Noninterest Expense . . . . . . . . .     9,046,907     2,619,882      12,224,815     5,374,633
                                                         ------------   -----------     -----------   -----------

            Loss Before Income Taxes and
               Extraordinary Item . . . . . . . . . . .    (7,516,680)   (1,192,608)     (6,920,374)   (3,088,580)
PROVISION FOR INCOME TAXES. . . . . . . . . . . . . . .             -             -               -             -
                                                         ------------   -----------     -----------   -----------

        Loss Before Extraordinary Item  . . . . . . . .    (7,516,680)   (1,192,608)     (6,920,374)   (3,088,580)

EXTRAORDINARY ITEM - FORGIVENESS OF
   DEBT . . . . . . . . . . . . . . . . . . . . . . . .             -             -               -       261,683
                                                         ------------   -----------     -----------   -----------

        Net Loss. . . . . . . . . . . . . . . . . . . .  $ (7,516,680)  $(1,192,608)    $(6,920,374)  $(2,826,897)
                                                         ============   ===========     ===========   ===========

   Loss per common share:
     Loss before extraordinary item . . . . . . . . . .  $      (7.15)  $     (1.14)    $     (6.59)  $     (2.94)
     Extraordinary item . . . . . . . . . . . . . . . .             -             -               -           .25
                                                         ------------   -----------     -----------   -----------
     Net loss . . . . . . . . . . . . . . . . . . . . .  $      (7.15)  $     (1.14)    $     (6.59)        (2.69)
                                                         ============   ===========     ===========   ===========

   Weighted average common shares outstanding . . . . .     1,050,588     1,049,684       1,050,150     1,049,684
                                                         ============   ===========     ===========   ===========


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996

                                                  Series B     Series C                              Holding Gain
                                      Common      Preferred    Preferred   Capital in                on Securities
                                    Stock, $.01  Stock, $.01  Stock, $.01    Excess     Accumulated    Available
                                     Par Value    Par Value    Par Value     of Par       Deficit      for Sale        Total
                                     ---------    ---------    ---------     ------       -------      --------        -----
Balance at January 1, 1996. . . . .   $10,497      $21,250       $1,250    $23,652,135  $(1,209,654)   $ 154,174    $22,629,652

Common stock issued under
  Employee Stock Purchase
  Plan. . . . . . . . . . . . . . .        21            -            -          4,214            -            -          4,235

Net decrease in holding gain on
  securities available for sale . .         -            -            -              -            -     (140,426)      (140,426)

Net loss. . . . . . . . . . . . . .         -            -            -              -   (6,920,374)           -     (6,920,374)
                                     ---------    ---------    ---------   -----------  -----------    ---------    -----------
Balance, June 30, 1996. . . . . . .   $10,518      $21,250       $1,250    $23,656,349  $(8,130,028)   $  13,748    $15,573,087
                                     =========    =========    =========   ===========  ===========    =========    ===========





                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------
                                                                                   1996              1995
                                                                                   ----              ----
OPERATING ACTIVITIES
   Net loss . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ (6,920,374)      $ (2,826,897)
   Adjustments to reconcile net loss to cash
       provided by (used in) operating activities:
       Extraordinary item - forgiveness of debt . . . . . . . . . . . .                  -           (261,683)
       Provisions for:
          Losses on loans, foreclosed properties and other. . . . . . .            811,981          2,303,608
          Depreciation and amortization of premises
              and equipment . . . . . . . . . . . . . . . . . . . . . .            267,284            235,408
          Amortization (accretion) of:
              Premiums and discounts on:
                Loans . . . . . . . . . . . . . . . . . . . . . . . . .            119,338            132,512
                Mortgage-backed securities held to maturity . . . . . .                112              2,721
                Mortgage-backed securities available for sale . . . . .              4,778                  -
                Securities held to maturity . . . . . . . . . . . . . .              6,236             (8,690)
              Purchased mortgage servicing rights and
                excess servicing fees receivable. . . . . . . . . . . .            281,429            354,706
              Excess of costs over equity in net assets
                acquired. . . . . . . . . . . . . . . . . . . . . . . .          6,451,813             31,031
              Premium on deposits . . . . . . . . . . . . . . . . . . .            (67,908)                 -
              Other . . . . . . . . . . . . . . . . . . . . . . . . . .                988                  -
       Mortgage banking activities:
          Net increase in loans originated for resale . . . . . . . . .            (58,268)        (3,861,452)
          Realized gains from sale of loans . . . . . . . . . . . . . .           (252,548)          (181,507)
       Realized (gains) and losses from sales of:
          Securities available for sale . . . . . . . . . . . . . . . .           (153,188)                 -
          Loans . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (588)          (116,462)
          Premises and equipment. . . . . . . . . . . . . . . . . . . .            (63,789)           (12,088)
          Foreclosed properties . . . . . . . . . . . . . . . . . . . .            (16,704)           (48,460)
          Deposits. . . . . . . . . . . . . . . . . . . . . . . . . . .         (1,064,655)                 -
       Unrealized loss on loans held for sale . . . . . . . . . . . . .            313,765                  -
       Changes in operating assets and liabilities:
              Accrued interest receivable . . . . . . . . . . . . . . .            227,958            (32,893)
              Other assets. . . . . . . . . . . . . . . . . . . . . . .           (151,801)           707,341
              Other liabilities . . . . . . . . . . . . . . . . . . . .            844,508           (206,180)
                                                                              ------------       ------------

   Net cash provided by (used in) operating activities. . . . . . . . .            580,367         (3,788,985)


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------
                                                                                   1996              1995
                                                                                   ----              ----
INVESTING ACTIVITIES
   Purchase of certificates of deposit in other
       financial institutions . . . . . . . . . . . . . . . . . . . . .         (8,000,000)                 -
   Proceeds from sales of Federal Home Loan Bank stock. . . . . . . . .          1,062,800          1,823,100
   Purchase of securities held to maturity. . . . . . . . . . . . . . .         (1,020,625)                 -
   Proceeds from maturities of securities held to maturity. . . . . . .          3,000,000          1,000,000
   Purchase of securities available for sale. . . . . . . . . . . . . .         (2,725,008)        (5,374,488)
   Proceeds from sales of securities available for sale . . . . . . . .          2,000,000          4,700,000
   Principal remittances on mortgage-backed securities
       held to maturity . . . . . . . . . . . . . . . . . . . . . . . .                  -          1,069,135
   Principal remittances on mortgage-backed securities
       available for sale . . . . . . . . . . . . . . . . . . . . . . .            764,831                  -
   Proceeds from sales of mortgage-backed securities
       available for sale . . . . . . . . . . . . . . . . . . . . . . .         10,068,189                  -
   Proceeds from sales of loans . . . . . . . . . . . . . . . . . . . .          7,290,962          8,179,770
   Net (increase) decrease in net loans . . . . . . . . . . . . . . . .          8,561,611         (7,385,755)
   Proceeds from sales of foreclosed properties . . . . . . . . . . . .          3,442,320          2,198,992
   Increase in foreclosed properties. . . . . . . . . . . . . . . . . .           (128,203)          (229,798)
   Increase in excess servicing fees receivable . . . . . . . . . . . .            (62,408)                 -
   Purchase of premises and equipment . . . . . . . . . . . . . . . . .           (105,627)          (914,349)
   Proceeds from sales of premises and equipment. . . . . . . . . . . .            654,980              1,984
                                                                              ------------       ------------

   Net cash provided by investing activities. . . . . . . . . . . . . .         24,803,822          5,068,591

FINANCING ACTIVITIES
   Deposits sold in connection with branch sale (Note 3):
       NOW and savings deposits . . . . . . . . . . . . . . . . . . . .         (2,326,445)                 -
       Certificates of deposit. . . . . . . . . . . . . . . . . . . . .        (24,510,192)                 -
   Net increase (decrease) in NOW and savings deposits. . . . . . . . .          1,045,108         (9,353,713)
   Net increase (decrease) in certificates of deposit . . . . . . . . .          3,250,772         19,737,578
   Proceeds from Federal Home Loan Bank advances. . . . . . . . . . . .                  -         14,500,000
   Repayment of Federal Home Loan Bank advances . . . . . . . . . . . .         (3,571,666)       (22,984,167)
   Proceeds from issuance of notes payable. . . . . . . . . . . . . . .                  -              3,893
   Payments on credit facility. . . . . . . . . . . . . . . . . . . . .                  -           (894,377)
   Payments on capital lease obligations. . . . . . . . . . . . . . . .            (18,729)           (38,921)
   Payments on mortgages payable on foreclosed
      properties. . . . . . . . . . . . . . . . . . . . . . . . . . . .            (25,258)          (164,743)
   Common stock issued under Employee Stock
      Purchase Plan . . . . . . . . . . . . . . . . . . . . . . . . . .              4,235                  -
                                                                              ------------       ------------

   Net cash used in financing activities. . . . . . . . . . . . . . . .        (26,152,175)           805,550
                                                                              ------------       ------------

   Increase (decrease) in cash and cash equivalents . . . . . . . . . .           (767,986)         2,085,156
   Cash and cash equivalents at beginning of period . . . . . . . . . .         16,008,718          6,906,159
                                                                              ------------       ------------

   Cash and cash equivalents at end of period . . . . . . . . . . . . .       $ 15,240,732       $  8,991,315
                                                                              ============       ============


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                  ------------------------
                                                                                   1996              1995
                                                                                   ----              ----
NONCASH INVESTING AND FINANCING ACTIVITIES:
   Transfer from loans to foreclosed properties . . . . . . . . . . . .       $     882,671      $  1,473,822
   Write-off of fixed assets in connection with
       termination of capital lease . . . . . . . . . . . . . . . . . .                   -            50,520
   Increase (decrease) in mortgages payable on
       foreclosed properties. . . . . . . . . . . . . . . . . . . . . .                   -           (16,482)
   Termination of capital lease obligation for fixed assets . . . . . .                   -            61,469

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid (received) during the year for:
       Interest . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $   8,314,228      $  7,740,864
       Net income taxes paid (received) . . . . . . . . . . . . . . . .                   -            (6,252)











                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1996


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

NOTE 2 - EARNINGS PER SHARE

Loss per share is based on the loss divided by the weighted average number of common shares outstanding for each period presented because any assumption of conversion of warrants and options outstanding would be antidilutive.

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

NOTE 4 - SUBSEQUENT EVENT

Effective July 25, 1996, Essex Savings Bank, F.S.B. (the "Bank") sold the deposits and related accrued interest of its Raleigh, Wilmington and Greensboro, North Carolina retail bank branches (the "Branches"), which approximated $71.3 million, along with deposit loans and related accrued interest totaling $72,000. In connection with the sale of the Branches, the Bank recognized a $700,000 gain on the sale of deposits, net of transaction costs.

The sale of the Branches required cash of $70.5 million, which was funded by the sale of fixed-rate and adjustable-rate first mortgage loans and related accrued interest with a carrying value approximating $62.2 million, as well as the utilization of a portion of the Bank's excess liquidity.

NOTE 5 - PROPOSED BRANCH SALE

On July 3, 1996, EBI announced that the Bank had signed an agreement to sell its Norfolk, Portsmouth, Hampton, Newport News and Grafton, Virginia retail bank branches to a federal savings bank headquartered in Norfolk, Virginia. The sale of these branches, which aggregated approximately $69.9 million in deposits as of June 30, 1996, is anticipated to close during 1996 and is dependent upon regulatory approval. As a result of the decision to sell these branches, EBI wrote down the net asset value of the branches, primarily the excess of cost over net assets acquired ("goodwill"), to their net realizable value through a $5.9 million charge to earnings during the second quarter of 1996.
















                             [intentionally blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

         Total assets of EBI at June 30, 1996 were $305.2 million as compared to $338.7 million at December 31, 1995, a decrease of approximately $33.5 million or 9.9%. The decrease in assets was primarily attributable to the sale of $7.3 million in loans, $9.9 million in mortgage-backed securities, and $586,000 in premises and equipment in connection with the sale of the Bank's Charlotte, North Carolina retail bank branch, which is described in
Note 3 of the Notes to Consolidated Financial Statements included in this report. In addition, Federal Home Loan Bank ("FHLB") stock decreased $1.1 million as redemption proceeds were used to partially fund the scheduled maturities of FHLB advances during the first half of 1996, and securities held to maturity decreased $2.0 million. Goodwill decreased $6.4 million primarily as a result of a $5.9 write down in connection with the proposed branch sale described in Note 5 of the Notes to Consolidated Financial Statements included in this report.

         Included in loans held for sale at June 30, 1996 were fixed-rate and adjustable-rate first mortgage loans with a carrying value of $63.3 million, which were sold during July 1996 to partially fund the sale of the Branches, as described in Note 4 of the Notes to Consolidated Financial Statements included in this report. Excluding the impact of the reclassification of these loans to loans held for sale and the previously-described sale of $7.3 million of loans in connection with the sale of the Bank's Charlotte, North Carolina retail bank branch, loans held for investment declined $10.3 million during the first half of 1996 primarily as a result of prepayment activity. Funds provided from this activity were invested in lower-yielding liquid investments in order to partially fund the sale of the Branches in July 1996.
 Loans held for investment also declined as a result of a $282,000 increase in the allowance for loan losses.

         EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, decreased from $11.3 million at December 31, 1995 to $7.1 million at June 30, 1996, and are summarized as follows (in thousands):

                                                   June 30,   December 31,
                                                     1996         1995
                                                     ----         ----
         Nonaccrual loans:
            CDRELs, net                            $ 1,463      $ 2,737
            Other                                    2,907        3,344
         Accruing loans 90 days or more past due       132          177
         Troubled debt restructured loans              182          143
                                                   -------      -------
              Total nonperforming loans, net         4,684        6,401
         Foreclosed properties, net                  2,444        4,856
                                                   -------      -------
              Total nonperforming assets,
              net of specific reserves             $ 7,128      $11,257
                                                   =======      =======

         Accruing loans in the 30-59 day and 60-89 day delinquency categories also decreased, as shown below (in thousands):

                Delinquency                        June 30,   December 31,
                  Category                           1996         1995
                  --------                           ----         ----
         30-59 days past due                       $   721      $ 2,222
         60-89 days past due                           336          942
                                                   -------      -------
                                                   $ 1,057      $ 3,164
                                                   =======      =======

         The decrease in nonperforming assets consisted of a $1.7 million decline in nonperforming loans and a $2.4 million decline in foreclosed properties. During the second quarter of 1996, the Bank increased the specific loss allowance on its CDREL secured by a low-income apartment complex in Richmond, Virginia. This credit originated in February 1990 and has been modified several times since then in efforts to facilitate a renovation and sale of the apartment complex. Management has concluded that the sale of the apartment complex will not occur in the foreseeable future. The reassessment of this credit coincided with the completion of an examination of EBI and the Bank by the Office of Thrift Supervision ("OTS"). Other nonaccrual loans decreased during the first half of 1996 as a result of collections totaling $560,000 on the Bank's nonaccruing commercial real estate loans to a single borrower that were secured by nursing home facilities.

         The decline in delinquent loans was attributable to the continuing improvement in the mortgage loan portfolio acquired from Home Savings Bank, F.S.B. on September 15, 1995. At December 31, 1995, loans 30-59 days past due in this portfolio totaled $977,000 and loans 60-89 days past due totaled $381,000 as compared to $78,000 and $22,000, respectively, at June 30, 1996.

         The decrease in foreclosed properties resulted primarily from the sale of a significant portion of a foreclosed property secured by farmland in North Carolina during April 1996, which resulted in a $2.0 million reduction in this property's carrying value. The remainder of this property is under contract.

         Deposits, the primary source of EBI's funds, totaled $259.8 million at June 30, 1996 as compared to $283.5 million at December 31, 1995, a decrease of $23.7 million or 8.4%. The decrease in deposits was attributable to the Bank's sale of its Charlotte, North Carolina retail bank branch with deposits totaling $27.9 million, which is described in Note 3 of the Notes to Consolidated Financial Statements included in this report. FHLB advances decreased from $29.8 million at December 31, 1995 to $26.3 million at June 30, 1996 as a result of scheduled maturities.


RESULTS OF OPERATIONS

         On September 15, 1995, EBI and the Bank merged with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia-based savings institution (the "Home Acquisition"). The transaction was accounted for using the purchase method of accounting. Therefore, results of operations for the three months and six months ended June 30, 1995 have not been restated to reflect the Home Acquisition. However, EBI's net loss for the three months and six months ended June 30, 1996 include the impact of the Home Acquisition.

FIRST SIX MONTHS OF 1996 COMPARED TO FIRST SIX MONTHS OF 1995

         EBI's net loss for the six months ended June 30, 1996 totaled $6.9 million, compared to a net loss of $2.8 million for the six months ended June 30, 1995. During the first six months of 1996, EBI's operating results were adversely impacted by a $5.9 million write down in the net asset value of certain of the Bank's Virginia retail bank branches anticipated to be sold during 1996 and a $314,000 unrealized loss on loans held for sale in connection with the July 1996 sale of the Branches, which was partially offset by a $249,000 gain on futures contracts executed to hedge the interest rate risk of these loans. However, EBI's operating results for the first half of 1996 benefited from the $1.1 million gain on sale of deposits and $64,000 gain on sale of premises and equipment recognized in connection with the Bank's sale of its Charlotte, North Carolina retail bank branch. In addition, operating results were favorably impacted by a $153,000 gain on sale of mortgage-backed securities available for sale, which was undertaken to provide funds for the Charlotte branch sale. Excluding the impact of these nonrecurring transactions, EBI incurred a net loss of $2.2 million during the first six months of 1996, which was a $932,000 improvement over the $3.1 million loss from continuing operations during the first six months of 1995. The improvement in 1996 was the result of a $1.4 million reduction in loan loss provisions and a $444,000 increase in net interest income, which were partially offset by a $969,000 increase in noninterest expense, primarily resulting from an increase in operating expenses and the amortization of goodwill associated with the Home Acquisition.

         During the first half of 1995, EBI's operating results benefited from the recognition of income from extraordinary items attributable to $262,000 of extraordinary gain from the forgiveness of debt. However, despite the income from extraordinary items, EBI incurred a loss from continuing operations of $3.1 million during the first half of 1995. EBI's operating results were adversely impacted by loan loss provisions of $2.2 million and lower levels of net interest income and mortgage banking income. However, EBI benefited during the first half of 1995 from the recognition of a net gain totaling $116,000 related to the disposition of loans.

         NET INTEREST INCOME. The table below presents average balances, computed on month-end balances, for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:

                                                      1996                               1995
                                        ---------------------------------    --------------------------------
                                        Average                    Yield/    Average                   Yield/
                                        Balance      Interest       Rate     Balance    Interest        Rate
                                        --------     --------       ----     -------    --------        ----
                                                                 (dollars in thousands)
   Interest-earning assets:
     Loans (1). . . . . . . . . . .     $265,458     $10,575        7.97%    $244,353    $ 9,422        7.71%
     Investment securities. . . . .       12,100         343        5.67       15,548        438        5.63
     Mortgage-backed
         securities . . . . . . . .        9,333         360(2)     7.82       17,705        671        7.58
     Federal funds sold and
         securities purchased under
         agreements to resell . . .        6,533         171        5.23        3,500        119        6.82
     Other. . . . . . . . . . . . .       11,501         325(3)     5.37        2,612         88(3)     6.43
                                        --------     -------                 --------    -------
         Total interest-earning
             assets . . . . . . . .     $304,925      11,774(2)(3)  7.71     $283,718     10,738(3)     7.57
                                        ========     =======                 ========    =======

   Interest-bearing liabilities:
     Deposits . . . . . . . . . . .     $265,847       7,391        5.56     $226,651      5,928        5.23
     FHLB advances. . . . . . . . .       28,580         856        5.99       55,387      1,644        5.94
     Notes payable. . . . . . . . .          120           6        9.47        2,017         95        9.35
     Subordinated capital notes . .          630          37       11.71          618         36       11.69
     Other. . . . . . . . . . . . .          416          66(4)    18.30          481         61(4)    17.72
                                        --------     -------                 --------    -------
         Total interest-bearing
             liabilities. . . . . .     $295,593       8,356(4)     5.63     $285,154      7,764(4)     5.43
                                        ========     =======                 ========    =======

   Net interest earnings. . . . . .                  $ 3,418                             $ 2,974
                                                     =======                             =======


   Net interest spread (2),(3),(4).                                 2.08%                               2.14%
                                                                   =====                               =====

   Net yield on interest-earning
     assets (2),(3),(4) . . . . . .                                 2.25%                               2.11%
                                                                   =====                               =====

(1)  Nonaccrual loans are included in the average balance of loans.
(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3) Calculation in 1996 and 1995 includes the accretion of net deferred loan fees and excludes $16,288 and $3,468, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.
(4) Calculation in 1996 and 1995 excludes $28,589 and $18,234, respectively, which consists primarily of interest paid on escrow accounts.

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                                  Increase (Decrease) From the First Six Months
                                                  of 1995 to the First Six Months of 1996 Due to
                                                  ----------------------------------------------
                                                  Volume (1)          Rate (1)             Net
                                                  ----------          --------            -----
                                                                  (in thousands)
         Interest income on:
           Loans (2). . . . . . . . . . . . . . .   $  833            $ 320              $1,153
           Investment securities. . . . . . . . .     (104)               9                 (95)
           Mortgage-backed securities . . . . . .     (370)              59                (311)
           Federal funds sold and
              securities purchased under
              agreements to resell. . . . . . . .      128              (76)                 52
           Other interest-earning assets. . . . .      267              (30)                237
                                                    ------            -----              ------
              Total interest income (2) . . . . .      754              282               1,036

         Interest expense on:
           Deposits . . . . . . . . . . . . . . .    1,073              390               1,463
           FHLB advances. . . . . . . . . . . . .     (832)              44                (788)
           Notes payable. . . . . . . . . . . . .      (92)               3                 (89)
           Subordinated capital notes . . . . . .        1                -                   1
           Other interest-bearing liabilities . .       (8)              13                   5
                                                    ------            -----              ------
              Total interest expense. . . . . . .      142              450                 592
                                                    ------            -----              ------

              Net interest income . . . . . . . .   $  612            $(168)             $  444
                                                    ======            =====              ======

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased slightly from $3.0 million for the first half of 1995 to $3.4 million for the first half of 1996. In addition, the annualized net yield on interest-earning assets increased from 2.11% for the first half of 1995 to 2.25% for the first half of 1996, reflecting the impact of an increase in the ratio of interest-earning assets to interest-bearing liabilities. The improvement in this ratio is primarily attributable to the Home Acquisition whereby excess liquidity maintained in lower-yielding interest-earning assets was utilized to reduce higher-costing FHLB advances. In addition, EBI's net yield on interest-earning assets benefited during the first half of 1996 by the renewal of deposits at lower market rates. A trend of declining interest rates may favorably impact EBI's earnings due to the repricing of significant deposits with shorter maturities as compared to the large amount of interest-earning assets, predominantly loans, which have fixed interest rates maturing over longer terms.

         PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the six months ended June 30 are as follows (in thousands):

                                                       1996     1995
                                                       ----     ----
         Balance at beginning of period . . . . . .   $5,251   $3,429
         Provision for loan losses. . . . . . . . .      803    2,192
                                                      ------   ------
                                                       6,054    5,621
         Loans charged-off, net of recoveries . . .     (521)    (917)
                                                      ------   ------
         Balance at end of period . . . . . . . . .   $5,533   $4,704
                                                      ======   ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At December 31, 1995, the unallocated portion of the general loan loss allowance totaled $791,000. However, based on management's assessment of the uncertainty regarding the successful rehabilitation and ultimate sale of a low-income apartment complex securing the Bank's most significant problem credit, additional loss reserves were allocated to this CDREL, which resulted in an $800,000 provision for loan losses in order to replenish the general loan loss allowance to a level sufficiently adequate to absorb losses.

         The provision for loan losses for the first half of 1995 was $2.2 million. Two of the significant CDRELs that contributed to the necessity for the provision were (i) a commercial loan collateralized by a low-income apartment complex located in Richmond, Virginia and (ii) a loan secured by a real estate development located in the Outer Banks of North Carolina. The additional specific provisions provided for these two CDRELs totaled approximately $550,000 and $200,000, respectively. In addition, a provision of $675,000 was provided for certain balloon second mortgage loans subject to recourse against the Resolution Trust Company ("RTC"). Moreover, the provision for loan losses for the first half of 1995 included adjustments resulting from the OTS asset quality examination.

         NONINTEREST INCOME. The significant components of noninterest income for the six months ended June 30 are presented below:

                                                                          Increase
                                                  1996         1995      (Decrease)
                                                  ----         ----      ----------
         Loan servicing fees. . . . . . . .    $  835,115   $  910,281   $  (75,166)
         Mortgage banking income. . . . . .       271,121      184,262       86,859
         Other service charges and fees . .       277,525      202,114       75,411
         Net gain (loss) on sales of:
           Securities . . . . . . . . . . .       153,188            -      153,188
           Loans. . . . . . . . . . . . . .           588      116,462     (115,874)
           Deposits . . . . . . . . . . . .     1,064,655            -    1,064,655
         Other. . . . . . . . . . . . . . .        87,216       90,985       (3,769)
                                               ----------   ----------   ----------
                                               $2,689,408   $1,504,104   $1,185,304
                                               ==========   ==========   ==========

         Noninterest income for the first half of 1996 totaled $2.7 million, an increase of 78.8% compared to $1.5 million for the first half of 1995.
The increase resulted from the gains on sales of securities, loans, deposits, and premises and equipment, which totaled $1.3 million, associated with the Bank's sale of its Charlotte, North Carolina retail bank branch and a $249,000 gain on futures contracts executed to hedge the interest rate risk of loans to be sold in connection with the July 1996 sale of the Branches, which were partially offset by a $314,000 unrealized loss on loans held for sale at June 30, 1996. Exclusive of these transactions related to branch sales, noninterest income declined $32,000 during the first half of 1996, which resulted primarily from the $116,000 gain on sale of loans recognized during the first half of 1995 required to ensure compliance with regulatory growth restrictions in effect prior to the Home Acquisition, which was partially offset by an $87,000 increase in mortgage banking income during the first half of 1996. The level of mortgage banking activity at Essex First Mortgage Corporation ("Essex First") increased during the first half of 1996 as a result of the lower interest rate environment. By comparison, during the first half of 1995 Essex First was adversely impacted by a lower volume of loan refinancings, which was attributable to higher mortgage rates and a general slowdown in refinancings.

         NONINTEREST EXPENSE. The significant components of noninterest expense for the six months ended June 30 are presented below:

                                                                           Increase
                                                  1996          1995      (Decrease)
                                                  ----          ----      ----------
      Salaries and employee benefits. . . . .  $ 2,675,869   $2,171,691   $  504,178
      Net occupancy and equipment . . . . . .      781,327      829,188      (47,861)
      Deposit insurance premiums. . . . . . .      437,926      333,844      104,082
      Amortization of intangible assets . . .    6,733,243      385,737    6,347,506
      Service bureau. . . . . . . . . . . . .      321,568      232,543       89,025
      Professional fees . . . . . . . . . . .      283,880      276,681        7,199
      Foreclosed properties, net. . . . . . .       86,107      204,657     (118,550)
      Other . . . . . . . . . . . . . . . . .      904,895      940,292      (35,397)
                                               -----------   ----------   ----------
                                               $12,224,815   $5,374,633   $6,850,182
                                               ===========   ==========   ==========

         Noninterest expense increased from $5.4 million in the first half of 1995 to $12.2 million in the first half of 1996. The largest portion of the increase in noninterest expense is accounted for by the $6.3 million increase in amortization of intangible assets. EBI recognized goodwill of approximately $8.6 million in connection with the Home Acquisition, which was being amortized on an accelerated basis over 15 years. For the six months ended June 30, 1996, normal amortization of this goodwill totaled $541,000. As a result of the Bank's decision to sell certain of the branches acquired in the Home Acquisition, the Bank recognized a $5.9 million write down of goodwill during the second quarter of 1996. Exclusive of this write down, noninterest expense as a percent of average assets was 3.9% in the first half of 1996 compared to 3.6% in the first half of 1995.

         The other significant component of the increase in noninterest expense was a $504,000 increase in salaries and employee benefits resulting primarily from $418,000 in compensation expense associated with certain of EBI's stock options and personnel costs associated with the five branches acquired in connection with the Home Acquisition.

         Net occupancy and equipment expense was $48,000 lower during the first half of 1996 than the first half of 1995. While the Bank incurred additional occupancy expense during the first half of 1996 attributable to the branches acquired in connection with the Home Acquisition, it was more than offset by reductions resulting from the downsizing of EBI's leased corporate facilities and the closure of Essex First's loan production offices in Chesapeake and Manassas, Virginia.

         The $104,000 increase in deposit insurance premiums and the $89,000 increase in service bureau expense in the first half of 1996 when compared to the first half of 1995 were attributable to higher deposit levels resulting from the Home Acquisition.

         The $7,000 decrease in professional fees in the first half of 1996 when compared to the first half of 1995 was primarily attributable to declines in legal and accounting fees, which were sufficient to offset the impact of $120,000 in consulting fees during the first half of 1996 resulting from the Home Acquisition. The contract for these consulting fees was rescinded effective July 31 1996.

         Expenses associated with foreclosed properties for the first half of 1996 decreased $119,000 when compared to the first half of 1995, resulting from a $106,000 reduction in the provision for losses on foreclosed properties.

         The significant components of other noninterest expense for the six months ended June 30 are presented below:

                                                                          Increase
                                                  1996         1995      (Decrease)
                                                  ----         ----      ----------
         Loan expense. . . . . . . . . . . .   $  133,377   $   88,525   $   44,852
         Telephone . . . . . . . . . . . . .      122,257      129,846       (7,589)
         Postage and courier . . . . . . . .      114,845      109,830        5,015
         Stationery and supplies . . . . . .       71,234      106,578      (35,344)
         Advertising and marketing . . . . .      105,895      136,341      (30,446)
         Corporate insurance . . . . . . . .       97,303       77,419       19,884
         Travel. . . . . . . . . . . . . . .       40,745       43,504       (2,759)
         Provision for servicing losses. . .       12,000        9,000        3,000
         Other . . . . . . . . . . . . . . .      207,239      239,249      (32,010)
                                               ----------   ----------   ----------
                                               $  904,895   $  940,292   $  (35,397)
                                               ==========   ==========   ==========

         INCOME TAXES. There was no income tax provision recognized for financial reporting purposes during the first six months of 1996 or 1995, because EBI had significant net operating loss carryforwards, which approximated $19.9 million at December 31, 1995. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.

SECOND QUARTER OF 1996 COMPARED TO SECOND QUARTER OF 1995

         EBI's net loss for the three months ended June 30, 1996 totaled $7.5 million, compared to a net loss of $1.2 million for the three months ended June 30, 1995. During the second quarter of 1996, EBI's operating results were adversely affected by a $5.9 million write down in the net asset value of certain of the Bank's Virginia retail bank branches anticipated to be sold during 1996 and an $803,000 loan loss provision. EBI's net loss in the second quarter of 1995 was adversely impacted by loan loss provisions of $597,000 and lower levels of net interest income and mortgage banking income.






                             [intentionally blank]

         NET INTEREST INCOME. The table below presents average balances, computed on month-end balances, for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June 30:

                                                      1996                               1995
                                        ---------------------------------    -------------------------------
                                        Average                    Yield/    Average                  Yield/
                                        Balance      Interest       Rate     Balance     Interest      Rate
                                        --------     --------       ----     -------     --------      ----
                                                                 (dollars in thousands)
   Interest-earning assets:
     Loans (1). . . . . . . . . . .     $259,200      $5,133        7.92%    $243,689     $4,673       7.67%
     Investment securities. . . . .       11,030         154        5.58       14,753        206       5.69
     Mortgage-backed
         securities . . . . . . . .        4,939         110(2)     9.02       17,450        332       7.61
     Federal funds sold and . . . .
         securities purchased under
         agreements to resell . . .        6,080          79        5.19        3,316         63       7.61
     Other. . . . . . . . . . . . .       13,697         187(3)     5.25        3,000         51(3)    6.75
                                        --------      ------                 --------     ------
         Total interest-earning
           assets . . . . . . . . .     $294,946       5,663(2)(3)  7.67     $282,208      5,325(3)    7.55
                                        ========                             ========

   Interest-bearing liabilities:
     Deposits . . . . . . . . . . .     $255,647       3,538        5.54     $228,893      3,145       5.50
     FHLB advances. . . . . . . . .       27,687         415        6.00       52,354        779       5.95
     Notes payable. . . . . . . . .          120           3        9.47        1,538         39      10.11
     Subordinated capital notes . .          632          18       11.71          619         18      11.75
     Other. . . . . . . . . . . . .          411          38(4)    18.30          446         31(4)   18.28
                                        --------      ------                 --------     ------
         Total interest-bearing
           liabilities. . . . . . .     $284,497       4,012(4)     5.61     $283,850      4,012(4)    5.64
                                        ========      ------                 ========     ------

   Net interest earnings. . . . . .                   $1,651                              $1,313
                                                      ======                              ======

   Net interest spread (2),(3),(4).                                 2.06%                              1.91%
                                                                   =====                              =====

   Net yield on interest-earning
     assets (2),(3),(4) . . . . . .                                 2.25%                              1.87%
                                                                   =====                              =====


(1)  Nonaccrual loans are included in the average balance of loans.
(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3) Calculation in 1996 and 1995 includes the accretion of net deferred loan fees and excludes $7,538 and $1,044, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.
(4) Calculation in 1996 and 1995 excludes $18,855 and $10,638, respectively, which consists primarily of interest paid on escrow accounts.





                             [intentionally blank]

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                                  Increase (Decrease) From the First Six Months
                                                  of 1995 to the First Six Months of 1996 Due to
                                                  ----------------------------------------------
                                                  Volume (1)          Rate (1)             Net
                                                  ----------          --------            -----
                                                                  (in thousands)
         Interest income on:
           Loans (2). . . . . . . . . . . . . . .   $  304             $  156             $  460
           Investment securities. . . . . . . . .      (52)                 -                (52)
           Mortgage-backed securities . . . . . .     (568)               346               (222)
           Federal funds sold and
              securities purchased under
              agreements to resell. . . . . . . .      128               (112)                16
           Other interest-earning assets. . . . .      206                (70)               136
                                                    ------             ------             ------
              Total interest income (2)                 18                320                338

         Interest expense on:
           Deposits . . . . . . . . . . . . . . .      370                 23                393
           FHLB advances. . . . . . . . . . . . .     (404)                40               (364)
           Notes payable. . . . . . . . . . . . .      (34)                (2)               (36)
           Other interest-bearing liabilities . .       (2)                 9                  7
                                                    ------             ------             ------
              Total interest expense. . . . . . .      (70)                70                  -
                                                    ------             ------             ------

              Net interest income . . . . . . . .   $   88             $  250             $  338
                                                    ======             ======             ======

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased slightly from $1.3 million for the second quarter of 1995 to $1.7 million for the second quarter of 1996. In addition, the annualized net yield on interest-earning assets increased from 1.87% for the second quarter of 1995 to 2.25% for the second quarter of 1996, reflecting the impact of an increase in the ratio of interest-earning assets to interest-bearing liabilities.

         PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):

                                                       1996     1995
                                                       ----     ----
         Balance at beginning of period . . . . . .   $4,955   $4,702
         Provision for loan losses. . . . . . . . .      802      597
                                                      ------   ------
                                                       5,757    5,299
         Loans charged-off, net of recoveries . . .     (224)    (595)
                                                      ------   ------
         Balance at end of period . . . . . . . . .   $5,533   $4,704
                                                      ======   ======

         During the second quarter of 1996 an $800,000 provision was deemed necessary by management to ensure the adequacy of the general loan loss allowance after allocating additional loss reserves to the Bank's problem credit secured by a low-income apartment complex in Richmond, Virginia. During the second quarter of 1995, general provisions of $350,000 were provided for certain balloon second mortgage loans subject to recourse against the RTC.

         NONINTEREST INCOME. The significant components of noninterest income for the three months ended June 30 are presented below:

                                                                          Increase
                                                  1996         1995      (Decrease)
                                                  ----         ----      ----------
         Loan servicing fees. . . . . . . . .  $  422,375   $  428,872   $   (6,497)
         Mortgage banking income. . . . . . .     151,011      126,593       24,418
         Other service charges and fees . . .     133,047       97,995       35,052
         Other. . . . . . . . . . . . . . . .     (24,607)      57,943      (82,550)
                                               ----------   ----------   ----------
                                               $  681,826   $  711,403   $  (29,577)
                                               ==========   ==========   ==========


         Noninterest income for the second quarter of 1996 totaled $682,000, a decrease of 4.2% compared to $711,000 for the second quarter of 1995. The decrease resulted primarily from a $314,000 unrealized loss on loans held for sale recognized during the second quarter of 1996 in connection with the July 1996 sale of the Branches, which was partially offset by a $249,000 gain on futures contracts executed to hedge the interest rate risk of these loans and an increase in mortgage banking income during the second quarter of 1996 because of an increase in mortgage banking activity.

         NONINTEREST EXPENSE. The significant components of noninterest expense for the three months ended June 30 are presented below:

                                                                             Increase
                                                     1996         1995      (Decrease)
                                                     ----         ----      ----------
         Salaries and employee benefits. . . . .  $1,288,215   $1,064,277   $  223,938
         Net occupancy and equipment . . . . . .     394,967      404,520       (9,553)
         Deposit insurance premiums. . . . . . .     218,423      166,922       51,501
         Amortization of intangible assets . . .   6,304,624      186,490    6,118,134
         Service bureau. . . . . . . . . . . . .     162,170      123,397       38,773
         Professional fees . . . . . . . . . . .     136,667      115,339       21,328
         Foreclosed properties, net. . . . . . .      81,090       48,315       32,775
         Other . . . . . . . . . . . . . . . . .     460,751      510,622      (49,871)
                                                  ----------   ----------   ----------
                                                  $9,046,907   $2,619,882   $6,427,025
                                                  ==========   ==========   ==========

         Noninterest expense increased from $2.6 million in the second quarter of 1995 to $9.0 million in the second quarter of 1996. The largest portion of the increase in noninterest expense is accounted for by the $6.1 million increase in amortization of intangible assets, which consisted of $272,000 of normal amortization of goodwill recognized in connection with the Home Acquisition and a $5.9 million write down of goodwill resulting from the Bank's decision to sell certain of the branches acquired in the Home Acquisition. Exclusive of this write down, noninterest expense as a percent of average assets was 4.0% in the second quarter of 1996 compared to 3.6% in the second quarter of 1995.

         The other significant component of the increase in noninterest expense was a $224,000 increase in salaries and employee benefits resulting primarily from $228,000 in compensation expense associated with certain of EBI's stock options.

         The significant components of other noninterest expense for the three months ended June 30 are presented below:

                                                                          Increase
                                                  1996         1995      (Decrease)
                                                  ----         ----      ----------
         Loan expense. . . . . . . . . . . .   $   73,112   $   49,773   $   23,339
         Telephone . . . . . . . . . . . . .       62,802       67,114       (4,312)
         Postage and courier . . . . . . . .       59,773       60,929       (1,156)
         Stationery and supplies . . . . . .       37,610       61,724      (24,114)
         Advertising and marketing . . . . .       68,495       76,766       (8,271)
         Corporate insurance . . . . . . . .       49,126       37,535       11,591
         Travel. . . . . . . . . . . . . . .       17,132       30,222      (13,090)
         Provision for servicing losses. . .        6,000            -        6,000
         Other . . . . . . . . . . . . . . .       86,701      126,559      (39,858)
                                               ----------   ----------   ----------
                                               $  460,751   $  510,622   $  (49,871)
                                               ==========   ==========   ==========

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

         The Bank's liquidity management is both a daily and long-term function of funds management. Liquidity is generally invested in short-term investments such as federal funds sold, certificates of deposit, and in U.S. Treasury and U.S. Government agency securities of maturities of five years or less. If the Bank requires funds that cannot be generated internally (i.e., funds generated through contractual maturities of loans), borrowings from the FHLB may provide an additional source of funds. At June 30, 1996, the Bank had $26.3 million in outstanding borrowings from the FHLB. The Bank has not relied upon brokered deposits as a source of new liquidity, and does not anticipate a change in this practice in the foreseeable future.

         The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At June 30, 1996, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $6.9 million.
Certificates of deposit which are scheduled to mature within one year totaled $156.0 million at June 30, 1996, and borrowings from the FHLB that are scheduled to mature within the same period amounted to $9.6 million. Essex First's commitments to originate residential construction builder loans and construction/permanent loans totaled $30.9 million and $6.0 million, respectively, as of June 30, 1996.


REGULATORY MATTERS

         On June 30, 1995, EBI and the Bank entered into a definitive agreement to acquire Home Bancorp and its wholly-owned subsidiary, Home Savings. The Home Acquisition was consummated on September 15, 1995, and as a result of the transaction the OTS terminated supervisory agreements EBI and the Bank had entered into with the OTS. However, the boards of directors of EBI and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the agreements. Such provisions include restrictions on dividend payments and expense reimbursements, and among other areas of compliance, restrictions on transactions with affiliates, continued oversight of asset quality, and the submission of an updated business plan for 1996, which was submitted to the OTS on January 22, 1996 and approved on March 25, 1996. Further, in connection with the completion of the OTS examination on June 20, 1996, management will submit an updated business plan to the OTS by September 30, 1996.

         In January 1996, the board of directors of EBI formed a special committee of the board, the Strategic Evaluation Committee (the "Committee").
 The purpose of the Committee, among other objectives, is to review strategic alternatives to enhance shareholder value. Although the Bank exceeded all regulatory capital requirements at June 30, 1996, the operations of EBI after the Home Acquisition are not profitable and the retail banking branches acquired from Home Savings require additional capital in order to be successful full-service facilities. Because the Bank's capital is not sufficient to allow for a major expansion plan or retrofitting strategy for underperforming branches, in early 1996, the Committee began assessing the viability of branch sales, as well as a concurrent comprehensive plan for general and administrative expense reductions, as a means to increase regulatory capital ratios and ultimately achieve improved profitability and franchise value. The Committee retained an independent consultant to critically review EBI's business plan, which incorporated branch sales assumptions, and to suggest viable strategic options that may lead to enhanced shareholder value. The consultant's report, received in May 1996, validated the Committee's conclusions regarding the need for immediate branch sales in addition to those already negotiated for the Branches, as described in Note 4 of the Notes to Consolidated Financial Statements included in this report. EBI then proceeded to contact and negotiate with prospective acquirors, resulting in the proposed branch sale described in Note 5 of the Notes to Consolidated Financial Statements included in this report. Prospectively, the operations of EBI are expected to improve significantly through the write off of goodwill, the sale of unprofitable branches, and the reduction in operating expenses. However, while management is of the opinion that capital compliance will be maintained throughout 1996, until EBI's recurring profitability is restored, management can not provide assurances that compliance with all regulatory capital requirements can be sustained beyond that horizon.





                             [intentionally blank]

                         PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings -- Not Applicable


Item 2.  Changes in Securities -- Not Applicable


Item 3.  Defaults Upon Senior Securities -- Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         All of the information called for by Item 4. is incorporated herein by reference to Part II. Item 4. of the Registrant's Form 10-Q for the quarterly period ended March 31, 1996.


Item 5.  Other Information -- Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits -- The following exhibits are filed as part of this
              Part II:

                   EXHIBIT NO.                    DESCRIPTION
                   -----------                    -----------

                       27                         Financial Data Schedule

         (b)  Reports on Form 8-K -- None





                             [intentionally blank]

                                   SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Essex Bancorp, Inc.



         August 6, 1996             By:      /s/ Gene D. Ross
         --------------                 ----------------------------------
             (Date)                     Gene D. Ross
                                        Chairman, President,
                                        and Chief Executive
                                        Officer



         August 6, 1996             By:      /s/ Mary-Jo Rawson
         --------------                 ----------------------------------
             (Date)                     Mary-Jo Rawson
                                        Chief Accounting Officer