Form 10-Q
period 1996-09-30
ESSEX BANCORP INC /NEW
filed 1996-11-14
CIK 847325

                                      FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

(Mark One)

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               ----------------------------------------------

                                          OR

          [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               ----------------------------------------------

Commission file number                       1-10506
                               ----------------------------------------------

                                 Essex Bancorp, Inc.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)



            Delaware                                         54-1721085
     ----------------------                             -------------------
    (State of organization)                              (I.R.S. Employer
                                                        Identification No.)


    9 The Koger Center, Suite 200
          Norfolk, Virginia                                     23502
    -----------------------------                            -----------
        (Address of principal                                 (Zip Code)
          executive offices)


    Registrant's telephone number, including area code (757) 893-1300
                                                       --------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No      .
                                               -----    -----

    Shares outstanding as of November 8, 1996: 1,052,637 shares of Common Stock, par value $.01 per share.

                                 Essex Bancorp, Inc.
                        Quarterly Report on Form 10-Q for the
                           Quarter Ended September 30, 1996

                                  Table of Contents

                                                                      Page
                                                                      ----

Part I    FINANCIAL INFORMATION

    Item 1.   Financial Statements                                      3

              Consolidated Balance Sheets (unaudited)
              as of September 30, 1996 and December 31, 1995            3

              Consolidated Statements of Operations (unaudited)
              for the three months and nine months ended
              September 30, 1996 and 1995                               5

              Consolidated Statement of Shareholders' Equity
              (unaudited) for the nine months ended
              September 30, 1996                                        7

              Consolidated Statements of Cash
              Flows (unaudited) for the nine months
              ended September 30, 1996 and 1995                         8

              Notes to Consolidated Financial
              Statements (unaudited)                                   11

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations                                               13

Part II   OTHER INFORMATION

    Item 1.   Legal Proceedings                                        26

    Item 2.   Changes in Securities                                    26

    Item 3.   Defaults Upon Senior Securities                          26

    Item 4.   Submission of Matters to a Vote
              of Security Holders                                      26

    Item 5.   Other Information                                        26

    Item 6.   Exhibits and Reports on Form 8-K                         26

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)

                                                 September 30,     December 31,
                                                      1996             1995
                                                 -------------     ------------


ASSETS
 Cash..........................................   $  2,216,313     $  3,262,080
 Interest-bearing deposits.....................      2,094,898        7,833,638
 Federal funds sold and securities
   purchased under  agreements to resell.......      4,254,000        4,913,000
                                                  ------------     ------------
        Cash and cash equivalents..............      8,565,211       16,008,718
 Federal Home Loan Bank stock..................      2,540,000        3,602,800
 Securities available for sale - cost
   approximates market.........................        503,966        1,493,646
 Securities held to maturity - market value of
   $5,831,000 in 1996 and $7,840,000 in 1995...      6,008,150        7,998,631
 Mortgage-backed securities available for sale
   - cost of $2,678,000 in 1996 and $13,590,000
   in 1995.....................................      2,705,413       13,744,471
 Mortgage-backed securities held to maturity
   - market value of $1,872,000 in 1996 and
   $1,806,000 in 1995..........................      1,905,384        1,905,554
 Loans, net of allowance for loan losses
   of $3,061,000  in 1996 and $5,251,000
   in 1995.....................................    136,431,630      266,631,520
 Loans held for sale...........................      2,540,168        3,263,060
 Mortgage servicing rights.....................      1,297,825        1,634,307
 Foreclosed properties, net....................      2,158,349        4,855,887
 Accrued interest receivable...................      1,228,592        2,148,779
 Excess of cost over net assets acquired,
   less  accumulated amortization of
   $2,295,000 in 1996 and $2,562,000 in 1995...        237,330        8,577,073
 Advances for taxes, insurance, and other......        499,057          669,557
 Premises and equipment........................      2,548,012        4,121,922
 Other assets..................................      2,328,706        2,068,489
                                                  ------------     ------------
          Total Assets.........................   $171,497,793     $338,724,414
                                                  ============     ============


                See notes to consolidated financial statements.

                    ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                September 30,     December 31,
                                                     1996              1995
                                                 ------------     ------------


LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES

 Deposits:
    Noninterest-bearing........................   $  1,571,016     $  1,495,976
    Interest-bearing...........................    127,743,786      282,001,130
                                                  ------------     ------------
         Total deposits........................    129,314,802      283,497,106
 Federal Home Loan Bank advances...............     24,475,833       29,833,333
 Notes payable.................................         96,142          120,203
 Capitalized lease obligations.................        396,207          424,956
 Subordinated capital notes....................          ---            627,858
 Mortgages payable on foreclosed properties....          ---             25,258
 Other liabilities.............................      2,380,448        1,566,048
                                                  ------------     ------------
         Total Liabilities.....................    156,663,432      316,094,762

SHAREHOLDERS' EQUITY
 Series B preferred stock, $.01 par value:
    Authorized shares - 2,250,000
    Issued and outstanding shares - 2,125,000..         21,250           21,250
 Series C preferred stock, $.01 par value:
    Authorized shares - 125,000
    Issued and outstanding shares - 125,000....          1,250            1,250
 Common stock, $.01 par value:
    Authorized shares - 10,000,000
    Issued and outstanding shares - 1,052,637
      in 1996 and 1,049,684 in 1995............         10,526           10,497
 Capital in excess of par......................     23,657,961       23,652,135
 Holding gain on securities available
    for sale...................................         27,191          154,174
 Accumulated deficit...........................     (8,883,817)      (1,209,654)
                                                  ------------     ------------
         Total Shareholders' Equity............     14,834,361       22,629,652
                                                  ------------     ------------
         Total Liabilities and
           Shareholders' Equity................   $171,497,793     $338,724,414
                                                  ------------     ------------
                                                  ------------     ------------
                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                        Three Months                  Nine Months
                                                     Ended September 30,           Ended September 30,
                                                 --------------------------     --------------------------
                                                     1996           1995           1996           1995
                                                 -----------     ----------     -----------    -----------
INTEREST INCOME
 Loans, including fees........................   $ 4,148,568     $4,802,437     $14,723,873    $14,224,838
 Federal funds sold and securities purchased
   under agreements to resell.................       108,070         82,303         278,853        201,669
 Investment securities, including
   dividend income............................       151,449        201,368         494,647        638,943
 Mortgage-backed securities...................       105,734        317,946         466,110        988,868
 Other........................................       186,051        126,176         510,856        213,656
                                                 -----------     ----------     -----------    -----------
         Total Interest Income................     4,699,872      5,530,230      16,474,339     16,267,974

INTEREST EXPENSE
 Deposits.....................................     2,782,114      3,512,534      10,173,269      9,440,847
 Federal Home Loan Bank advances..............       393,062        678,615       1,249,096      2,322,871
 Notes payable................................         2,728         33,492           8,422        127,827
 Subordinated capital notes...................        15,567         18,504          52,444         54,587
 Other........................................        30,031         28,306          96,653         89,176
                                                 -----------     ----------     -----------    -----------
         Total Interest Expense...............     3,223,502     4,271,451       11,579,884     12,035,308
                                                 -----------     ----------     -----------    -----------
         Net Interest Income..................     1,476,370      1,258,779       4,894,455      4,232,666
PROVISION FOR LOAN LOSSES.....................       575,064        153,724       1,378,116      2,345,662
                                                 -----------     ----------     -----------    -----------
         Net Interest Income After
         Provision for Loan Losses............       901,306      1,105,055       3,516,339      1,887,004

NONINTEREST INCOME
 Loan servicing fees..........................       417,726        435,973       1,252,841      1,346,254
 Mortgage banking income, including
   gain on sale of loans......................       185,640        147,204         456,761        331,466
 Other service charges and fees...............       111,957        103,184         389,482        305,298
 Net gain (loss) on sale of:
   Securities.................................         ---            ---           153,188          ---
   Loans......................................    (1,027,070)          (924)     (1,026,482)       115,538
   Deposits...................................       833,376          ---         1,898,031          ---
 Other........................................       311,088         22,672         398,304        113,657
                                                 -----------     ----------     -----------    -----------
         Total Noninterest Income.............       832,717        708,109       3,522,125      2,212,213

                See notes to consolidated financial statements.

                                ESSEX BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                      Three Months                  Nine Months
                                                    Ended September 30,          Ended September 30,
                                               --------------------------      -------------------------
                                                   1996           1995           1996           1995
                                                ----------     ----------    -----------    -----------
NONINTEREST EXPENSE
 Salaries and employee benefits..............    1,120,978      1,078,963      3,796,847      3,250,654
 Net occupancy and equipment.................      364,553        392,507      1,145,880      1,221,695
 Deposit insurance premiums..................      146,980        179,340        584,906        513,184
 Amortization of intangible assets...........      143,798        219,526      6,877,041        605,263
 Service bureau..............................      148,818        132,600        470,386        365,143
 Professional fees...........................      118,836         67,408        402,716        344,089
 Foreclosed properties, net..................       14,124         36,339        100,231        240,996
 Other.......................................      429,725        431,414      1,334,620      1,371,706
                                                ----------     ----------    -----------     ----------
         Total Noninterest Expense...........    2,487,812      2,538,097     14,712,627      7,912,730
                                                ----------     ----------    -----------     ----------
         Loss Before Income Taxes and
           Extraordinary Item................     (753,789)      (724,933)     (7,674,163)   (3,813,513)
PROVISION FOR INCOME TAXES...................        ---            ---             ---           ---
                                                ----------     ----------    -----------     ----------

    Loss Before Extraordinary Item...........     (753,189)      (724,933)     (7,674,163)   (3,813,513)

EXTRAORDINARY ITEM - FORGIVENESS OF
 DEBT........................................        ---        2,683,381          ---        2,945,064
                                                ----------     ----------    -----------     ----------
    Net Income (Loss)........................   $ (753,789)    $1,958,448    $(7,674,163)    $ (868,449)
                                                ----------     ----------    -----------     ----------

 Income (loss) per common share:
    Loss before extraordinary item...........        $(.72)        $ (.31)        $(7.30)        $(2.58)
    Extraordinary item.......................        ---             1.16          ---             2.00
                                                ----------     ----------    -----------     ----------
    Net income (loss)........................        $(.72)        $  .85         $(7.30)        $ (.58)
                                                ----------     ----------    -----------     ----------
                                                ----------     ----------    -----------     ----------

 Weighted average common shares outstanding..    1,051,799      2,311,488      1,050,704      1,470,285
                                                ----------     ----------    -----------     ----------


                See notes to consolidated financial statements.

                ESSEX BANCORP, INC. AND SUBSIDIARIES
     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

                                              Series B     Series C                                   Holding Gain
                                  Common      Preferred   Preferred    Capital in                    on Securities
                                Stock, $.01  Stock, $.01  Stock, $.01    Excess       Accumulated      Available
                                 Par Value    Par Value    Par Value     of Par         Deficit         for Sale        Total
                                -----------  -----------  -----------  -----------   --------------  -------------   -----------
Balance at January 1, 1996...     $10,497      $21,250       $1,250    $23,652,135    $(1,209,654)      $154,174     $22,629,652

Common stock issued under
 Employee Stock Purchase
 Plan........................          29        ---           ---           5,826          ---            ---             5,855

Net decrease in holding
 gain on securities
 available for sale..........      ---           ---           ---         ---              ---         (126,983)       (126,983)

Net loss.....................      ---           ---           ---         ---         (7,674,163)         ---        (7,674,163)
                                  -------      -------       ------    ----------     -----------      ---------     -----------
Balance, September 30, 1996..     $10,526      $21,250       $1,250    $23,657,961    $(8,883,817)     $  27,191     $14,834,361
                                  -------      -------       ------    ----------     -----------      ---------     -----------
                                  -------      -------       ------    ----------     -----------      ---------     -----------

                See notes to consolidated financial statements.

                   ESSEX BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                              Nine Months Ended September 30,
                                              -------------------------------
                                                   1996            1995
                                                -----------    ------------

OPERATING ACTIVITIES
 Net loss...................................     $(7,674,163)   $   (868,449)
 Adjustments to reconcile net loss to cash
   provided by (used in) operating
   activities:
   Extraordinary item - forgiveness
    of debt.................................          ---         (2,945,064)
   Provisions for:
    Losses on loans, foreclosed properties
      and other.............................       1,375,596       2,445,577
    Depreciation and amortization of
      premises and equipment................         405,207         353,651
    Amortization (accretion) of:
       Premiums and discounts on:
         Loans..............................         163,639         244,706
         Mortgage-backed securities
           held to maturity.................             170           2,567
         Mortgage-backed securities
           available for sale...............           7,009             ---
         Securities held to maturity........          11,106          (10,668)
       Mortgage servicing rights............         409,712          515,633
       Excess of costs over equity in
         net assets acquired................       6,467,328           89,630
       Premium on deposits..................        (101,810)            ---
       Other................................           7,411             ---
   Mortgage banking activities:
     Net increase in loans
      originated for resale.................       1,155,510       (2,353,057)
     Realized gains from sale of loans......        (432,618)        (321,910)
   Realized (gains) and losses from sales of:
     Securities available for sale..........        (153,188)            ---
     Loans..................................       1,026,482         (115,538)
     Premises and equipment.................        (203,429)          12,661
     Foreclosed properties..................         (46,337)         (66,896)
     Deposits...............................      (1,898,031)            ---
   Changes in operating assets and
    liabilities:
     Accrued interest receivable............         920,187           56,943
     Other assets...........................        (153,331)        (449,932)
     Other liabilities......................         186,542         (500,346)
                                                  ----------       -----------

 Net cash provided by (used in)
    operating activities....................       1,472,992       (3,910,492)

                See notes to consolidated financial statements.

                   ESSEX BANCORP, INC. AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Nine Months Ended September 30,
                                                                ---------------------------------
                                                                     1996               1995
                                                                --------------     --------------
INVESTING ACTIVITIES
 Purchase of certificates of deposit in other
    financial institutions.................................      (17,000,000)             ---
 Proceeds from maturities of certificates of deposit in
    other financial institutions...........................       17,000,000              ---
 Proceeds from sales of Federal Home Loan Bank stock.......        1,062,800          1,823,100
 Purchase of securities held to maturity...................       (1,020,625)             ---
 Proceeds from maturities of securities
    held to maturity.......................................        3,000,000          2,000,000
 Purchase of securities available for sale.................       (4,460,320)        (7,594,033)
 Proceeds from sales of securities available for sale......        5,450,000          6,800,000
 Principal remittances on mortgage-backed securities
    held to maturity.......................................            ---            2,017,939
 Principal remittances on mortgage-backed securities
    available for sale.....................................          990,065             ---
 Proceeds from sales of mortgage-backed securities
    available for sale.....................................       10,068,189             ---
 Proceeds from sales of loans..............................      118,090,724         8,215,597
 Net (increase) decrease in net loans......................        8,342,656         1,013,544
 Proceeds from sales of foreclosed properties..............        4,243,968         2,978,201
 Increase in foreclosed properties.........................         (213,074)         (251,461)
 Increase in mortgage servicing rights.....................          (73,230)            ---
 Purchase of premises and equipment........................         (122,902)       (1,008,976)
 Proceeds from sales of premises and equipment.............        1,412,276             1,984
                                                                ------------       -----------
 Net cash provided by investing activities                       146,770,527        15,995,895

FINANCING ACTIVITIES
 Deposits sold in connection with branch sales (Note 3):
   NOW and savings deposits...............................       (18,017,885)          ---
   Certificates of deposit................................      (140,351,280)          ---
 Net increase (decrease) in NOW and savings deposits......         4,918,011        (9,351,698)
 Net increase in certificates of deposit..................         3,193,841        25,457,147
 Proceeds from Federal Home Loan Bank advances............            ---           14,500,000
 Repayment of Federal Home Loan Bank advances.............        (5,357,500)      (41,332,500)
 Proceeds from issuance of notes payable..................            ---            1,003,893
 Payments on notes payable................................           (24,061)          ---
 Payments on credit facility..............................            ---             (894,377)
 Payments on capital lease obligations....................           (28,749)          (47,282)
 Payments on mortgages payable on foreclosed properties...           (25,258)         (164,743)
 Common stock issued under Employee Stock
    Purchase Plan.........................................             5,855             ---
 Redemption of redeemable preferred stock.................             ---            (473,839)
 Capital contributed in connection with acquisition.......             ---           7,459,288
                                                                ------------       -----------
 Net cash used in financing activities....................      (155,687,026)       (3,844,111)
                                                                ------------       -----------
 Increase (decrease) in cash and cash equivalents.........        (7,443,507)        8,241,292
 Cash and cash equivalents at beginning of period.........        16,008,718         6,906,159
                                                                ------------       -----------

 Cash and cash equivalents at end of period...............      $  8,565,211       $15,147,451
                                                                ------------       -----------
                                                                ------------       -----------

                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                             Nine Months Ended September 30,
                                                              --------------------------------
                                                                   1996            1995
                                                                -----------     -----------
NONCASH INVESTING AND FINANCING ACTIVITIES:
 Real estate acquired in settlement of loans.................   $ 1,265,499     $ 2,308,232
 Write-off of fixed assets in connection with
    termination of capital lease.............................       ---              50,520
 Transfer of servicing allowance to loan loss allowance......       ---              93,631
 Increase (decrease) in mortgages payable on
    foreclosed properties....................................       ---              (7,630)
 Termination of capital lease obligation for fixed assets....       ---              61,469
 Increase in assets attributable to acquisition:
    Net loans................................................       ---          50,498,727
    Excess of cost over net assets acquired..................       ---           8,127,942
    Premises and equipment...................................       ---             756,823
    Federal Home Loan Bank stock.............................       ---             538,700
    Accrued interest receivable..............................       ---             518,655
    Other assets.............................................       ---             161,276
    Foreclosed properties....................................       ---            125,329
 Increase in liabilities attributable to acquisition:
    Deposits.................................................       ---         51,826,331
    Accrued interest payable.................................       ---            446,376
    Notes payable............................................       ---            120,203
    Other liabilities........................................       ---            248,330

SUPPLEMENTAL CASH FLOW INFORMATION:
 Cash paid (received) during the period for:
    Interest.................................................  $11,606,849     $11,962,287
    Net income taxes received................................     (109,244)         (6,252)


                See notes to consolidated financial statements.

                  ESSEX BANCORP, INC. AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                           SEPTEMBER 30, 1996


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

NOTE 2 - EARNINGS PER SHARE

Loss per share for the three and nine months ended September 30, 1996 were based on the loss divided by the weighted average number of common shares outstanding for the respective periods because any assumption of conversion of warrants and options outstanding would be antidilutive. Earnings per share for the three and nine months ended September 30, 1995 were based on income adjusted for preferred stock dividends divided by the weighted average number of common stock and common stock equivalents outstanding for the respective periods using the modified treasury stock method.

NOTE 3 - SALES OF BANK BRANCHES

Since December 31, 1995, Essex Savings Bank, F.S.B. (the "Bank") has sold eight of its 13 retail bank branches (collectively, the "Branches") with deposits and related accrued interest totaling $162.2 million, which are detailed below. Further, the Bank's sale of its Grafton, Virginia retail bank branch with deposits totaling $5.4 million at September 30, 1996 was completed on November 7, 1996.

Effective March 15, 1996, the Bank sold the deposits and related accrued interest of its Charlotte, North Carolina retail bank branch, which totaled $28.1 million, along with loans and related accrued interest totaling $64,000, premises and equipment totaling $586,000, and other assets totaling $69,000. In connection with the sale of the Charlotte branch, the Bank recognized a $1.1 million net gain on the sale of deposits and a $64,000 gain on the sale of premises and equipment

The sale of the Charlotte branch required cash of $26.3 million, which was funded by the sale of fixed-rate first mortgage loans totaling $7.3 million and mortgage-backed securities available for sale totaling $9.9 million, as well as the utilization of a portion of the Bank's excess liquidity. The Bank recognized a gain of $558 and $153,000 from the sale of loans and mortgage-backed securities, respectively. In the aggregate, the Bank recognized a net gain of $1.3 million, or $1.22 per share, on the sale of the Charlotte branch.
                                       11

Effective July 25, 1996, the Bank sold the deposits and related accrued interest of its Raleigh, Wilmington and Greensboro, North Carolina retail bank branches, which totaled $71.2 million, along with deposit loans and related accrued interest totaling $72,000. In connection with the sale of the Branches, the Bank recognized a $701,000 net gain on the sale of deposits.

The sale of these branches required cash of $70.3 million, which was funded by the sale of fixed-rate and adjustable-rate first mortgage loans and related accrued interest totaling $62.6 million, as well as the utilization of a portion of the Bank's excess liquidity. The Bank recognized a loss of $188,000 on the sale of loans. In the aggregate, the Bank recognized a net gain of $513,000, or $.49 per share, on the sale of the Raleigh, Wilmington and Greensboro branches.

Effective September 26, 1996, the Bank sold the deposits and related accrued interest of its Norfolk, Portsmouth, Hampton and Newport News, Virginia retail bank branches, which totaled $62.9 million, along with deposit loans and related accrued interest totaling $68,000 and premises and equipment totaling $600,000. In connection with the sale, the Bank recognized a $132,000 net gain on the sale of deposits and a $152,000 gain on the sale of premises and equipment. In addition to transaction costs, the gain on the sale of deposits was reduced by a $1.9 million write-off of the remaining excess of cost over net assets acquired ("goodwill") associated with the branches. As a result of its decision to sell these branches, the Bank wrote down the net asset value of the branches, primarily goodwill, to their net realizable value through a $5.9 million charge to earnings during the second quarter of 1996.

The sale of these branches required cash of $60.2 million, which was funded by the sale of fixed-rate and adjustable-rate first mortgage loans and related accrued interest totaling $49.9 million, as well as the utilization of a portion of the Bank's excess liquidity. The Bank recognized a loss of $839,000 on the sale of loans. In the aggregate, the Bank recognized a net loss of $555,000, or $.53 per share, on the sale of the Norfolk, Portsmouth, Hampton and Newport News branches.

NOTE 4 - SAVINGS ASSOCIATION INSURANCE FUND ("SAIF") ASSESSMENT

The deposits of the Bank are currently insured by the SAIF. Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. While the BIF has reached the required reserve ratio, the SAIF has not. On September 30, 1996, the Deposit Insurance Fund Act was enacted (the "Act"). The Act requires that each SAIF-insured institution pay a special assessment of 65.7 basis points on SAIF-assessable deposits as of March 31, 1995 to the Federal Deposit Insurance Corporation ("FDIC") no later than November 27, 1996. However, the Bank applied with the FDIC to be deemed a "weak institution" as defined in the Act. On November 8, 1996, the Bank was notified by the FDIC that its application had been approved. Therefore, the Bank is exempt from paying a $1.8 million special SAIF assessment. Instead, it will pay deposit insurance premiums based on SAIF-assessable deposits held in periods after the date of enactment using a defined rate schedule. These premiums will be reported as a charge to earnings as incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


FINANCIAL CONDITION

  Total assets of EBI at September 30, 1996 were $171.5 million as compared to $338.7 million at December 31, 1995, a decrease of approximately $167.2 million or 49.4%. The decrease in assets was primarily attributable to the sale of the Branches described in Note 3 of the Notes to Consolidated Financial Statements, which resulted in (i) the sale of first mortgage loans and related accrued interest totaling $119.8 million, mortgage-backed securities available for sale totaling $9.9 million and premises and equipment totaling $1.2 million, (ii) the utilization of a portion of the Bank's excess liquidity, and (iii) a $7.8 million write down of goodwill associated with the Branches. Unrelated to the sale of the Branches, Federal Home Loan Bank ("FHLB") stock decreased $1.1 million as redemption proceeds were used to partially fund the scheduled maturities of FHLB advances during the early months of 1996, and securities held to maturity decreased $2.0 million.

  Included in the decrease in loans held for investment is the impact of loans sales undertaken to partially fund the sale of the Branches. Excluding the impact of these sales, loans held for investment declined $11.1 million during the first nine months of 1996 primarily as a result of prepayment activity. Funds provided from this activity were invested in lower-yielding liquid investments in order to partially fund the sale of the Branches.

  EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, decreased from $11.3 million at December 31, 1995 to $5.9 million at September 30, 1996, and are summarized as follows (in thousands):

                                               September 30,      December 31,
                                                    1996               1995
                                               -------------      ------------
 Nonaccrual loans:
    CDRELs, net..............................      $  895            $ 2,737
    Other....................................       2,573              3,344
 Accruing loans 90 days or more past due.....          46                177
 Troubled debt restructured loans............         229                143
                                                   ------            -------
      Total nonperforming loans, net.........       3,743              6,401
 Foreclosed properties, net..................       2,158              4,856
                                                   ------            -------
      Total nonperforming assets,
      net of specific reserves...............      $5,901            $11,257
                                                   ------            -------
                                                   ------            -------

 Accruing loans in the 30-59 day and 60-89 day delinquency categories also decreased, as shown below (in thousands):

     Delinquency                               September 30,     December 31,
      Category                                      1996             1995
     -----------                               -------------     ------------
 30-59 days past due........................       $1,356          $2,222
 60-89 days past due........................          463             942
                                                   ------          ------
                                                   $1,819          $3,164
                                                   ------          ------
                                                   ------          ------

 The decrease in nonperforming assets consisted of a $2.7 million decline in nonperforming loans and a $2.7 million decline in foreclosed properties. During 1996, the Bank increased the specific loss allowance on its CDREL secured by a low-income apartment complex in Richmond, Virginia. This credit (the "Richmond Apartments loan") originated in February 1990 and has been modified several times since then in efforts to facilitate a renovation and sale of the apartment complex. Because management concluded that the sale of the apartment complex will not occur in the foreseeable future, this credit was charged off in its entirety in the third quarter of

1996. Other nonaccrual loans decreased primarily as a result of collections totaling $560,000 on the Bank's nonaccruing commercial real estate loans to a single borrower that were secured by nursing home facilities.

 The decline in delinquent loans was attributable to the improvement in the mortgage loan portfolio acquired from Home Savings Bank, F.S.B. on September 15, 1995. At December 31, 1995, loans 30-59 days past due in this portfolio totaled $977,000 and loans 60-89 days past due totaled $381,000 as compared to $294,000 and $125,000, respectively, at September 30, 1996.

 The decrease in foreclosed properties resulted primarily from the sale of a significant portion of a foreclosed property consisting of farmland in North Carolina during April 1996, which resulted in a $2.0 million reduction in this property's carrying value. The remainder of this property with a carrying value of $196,000 is under contract.

 Deposits, the primary source of EBI's funds, totaled $129.3 million at September 30, 1996 as compared to $283.5 million at December 31, 1995, a decrease of $154.2 million or 54.4%. The decrease in deposits was attributable to the sale of the Branches, which is described in Note 3 of the Notes to Consolidated Financial Statements. However, at the Bank's branches, other than the Branches, deposits increased approximately $14.9 million since December 31, 1995. FHLB advances decreased from $29.8 million at December 31, 1995 to $24.5 million at September 30, 1996 as a result of scheduled maturities. The Bank's subordinated capital notes issued in 1988 and 1989 at interest rates of 11.5% to 12% were redeemed at par in their entirety in August 1996.

 Total shareholders' equity at September 30, 1996 was $14.8 million, a decrease of $7.8 million from shareholders' equity of $22.6 million at December 31, 1995. This change reflects EBI's net loss of $7.7 million for the nine months ended September 30, 1996, which is further described below. The Series B and Series C preferred stock issued by EBI in connection with the Home Acquisition (as defined below) has a stated value and liquidation preference of $15.0 million, exclusive of cumulative but undeclared dividends of $1.4 million at September 30, 1996. In January 1996, the board of directors of EBI appointed a Strategic Evaluation Committee to evaluate strategic alternatives to enhance shareholder value. See "Regulatory Matters" below.

RESULTS OF OPERATIONS

 On September 15, 1995, EBI and the Bank merged with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia-based savings institution (the "Home Acquisition"). The transaction was accounted for using the purchase method of accounting. Therefore, results of operations for the three months and nine months ended September 30, 1995 have not been restated to reflect the Home Acquisition. However, EBI's net loss for the three months and nine months ended September 30, 1996 include the impact of the Home Acquisition.

FIRST NINE MONTHS OF 1996 COMPARED TO FIRST NINE MONTHS OF 1995

 EBI's net loss for the nine months ended September 30, 1996 totaled $7.7 million, compared to a net loss of $868,000 for the nine months ended September 30, 1995. During the first nine months of 1996, EBI's operating results were adversely impacted by a $1.0 million loss on the sale of loans in connection with funding the sale of the Branches described in Note 3 of the Notes to Consolidated Financial Statements and a $7.8 million write down in goodwill associated with the sale of the Branches. However, EBI's operating results for the first nine months of 1996 benefited from a $3.8 million total premium on deposits sold and $216,000 gain on sale of premises and equipment in connection with the sale of the Branches. In addition, operating results were favorably impacted by a $153,000 gain on sale of mortgage-backed securities available for sale related to the sale of the Branches. Excluding the impact of these nonrecurring transactions, EBI incurred a net loss of $3.0 million during the first nine months of 1996, which was an $800,000 improvement over the $3.8 million loss from continuing operations during the first nine months of 1995. The improvement in 1996 was the result of a $968,000 reduction in loan loss provisions and a $662,000 increase in net interest income, which were partially offset by a $920,000 increase in noninterest expense, primarily resulting from an increase in operating expenses and the amortization of goodwill associated with the Home Acquisition.

 During the first nine months of 1995, EBI's operating results benefited from the recognition of income from extraordinary items attributable to $2.9 million of debt forgiveness. However, despite the nonrecurring income from extraordinary items, EBI incurred a loss from continuing operations of $3.8 million during the first nine months of 1995. EBI's operating results were adversely impacted by loan loss provisions of $2.3 million and lower levels of net interest income and mortgage banking income. In addition, EBI continued to recognize operating losses because of, among other reasons, the Bank's inability to increase assets due to regulatory growth restrictions. Such limitations were removed by the Office of Thrift Supervision ("OTS") subsequent to the Home Acquisition.

                        [intentionally blank]

 NET INTEREST INCOME. The table below presents average balances, computed on month-end balances, for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the nine months ended September 30:

                                                         1996                                1995
                                         ----------------------------------     --------------------------------
                                         Average                     Yield/     Average                   Yield/
                                         Balance     Interest         Rate      Balance     Interest       Rate
                                         -------     --------       -------     -------     --------      ------
                                                              (dollars in thousands)

 Interest-earning assets:
     Loans (1).......................   $245,474      $14,724         8.00%      $247,294      $14,225       7.67%
     Investment securities...........     11,743          494         5.62         15,080          639       5.65
     Mortgage-backed
        securities...................      7,713          466(2)      8.06         17,355          989       7.60
     Federal funds sold and
        securities purchased under
        agreements to resell.........      7,100          279          5.24         3,936          202       6.83
     Other...........................     12,193          511(3)       5.42         3,976          213(3)    6.93
                                        --------       ------                     -------     --------
         Total interest-earning
             assets..................   $284,223        16,474(2)(3)    7.72      $287,641      16,268(3)    7.54
                                        --------                                  --------
                                        --------                                  --------
  Interest-bearing liabilities:
     Deposits........................   $245,867        10,173          5.52      $234,418       9,441       5.37
     FHLB advances...................     27,687         1,249          6.02        51,214       2,323       6.05
     Notes payable...................        119             8          9.45         1,732         128       9.84
     Subordinated capital notes......        532            53         13.15           619          54      11.75
     Other...........................        411            97(4)      18.30           468          89(4)   17.86
                                        --------        ------                    --------      ------
         Total interest-bearing
             liabilities.............   $274,616        11,580(4)       5.60      $288,451       12,035(4)   5.55
                                        --------        ------                    --------       ------
                                        --------                                  --------
    Net interest earnings............                  $ 4,894                                  $ 4,233
                                                       -------                                 --------
                                                       -------                                 --------
    Net interest spread (2),(3),(4)..                                  2.12%                                 1.99%
                                                                       ----                                  ----
    Net yield on interest-earning
      assets (2),(3),(4).............                                  2.31%                                 1.97%
                                                                       ----                                  ----
                                                                       ----                                  ----


(1) Nonaccrual loans are included in the average balance of loans.
(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3) Calculation in 1996 and 1995 includes the accretion of net deferred loan fees and excludes $15,140 and $7,116, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.
(4) Calculation in 1996 and 1995 excludes $40,258 and $26,520, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                   Increase (Decrease) From the First Nine Months
                                   of 1995 to the First Nine Months of 1996 Due to
                                   -----------------------------------------------
                                      Volume (1)       Rate (1)           Net
                                     ------------     ---------          ------
                                                    (in thousands)

    Interest income on:
      Loans (2)....................     $  (165)         $664              $ 499
      Investment securities........        (141)           (4)              (145)
      Mortgage-backed securities...        (615)           92               (523)
      Federal funds sold and
        securities purchased under
        agreements to resell.......         157           (80)                77
      Other interest-earning
        assets.....................         370           (72)               298
                                         ------          -----              ----
           Total interest
             income (2)............        (394)           600               206

    Interest expense on:
      Deposits.....................         469            263               732
      FHLB advances................      (1,062)           (12)           (1,074)
      Notes payable................        (115)            (5)             (120)
      Subordinated capital notes...         (10)             9                (1)
      Other interest-bearing
        liabilities................          (9)            17                 8
                                         ------          -----              ----
          Total interest expense...        (727)           272              (455)
                                         ------          -----              ----

          Net interest income......      $  333          $ 328              $ 661
                                         ------          -----              ----
                                         ------          -----              ----

    (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
    (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.


    Net interest income increased from $4.2 million for the first nine months of 1995 to $4.9 million for the first nine months of 1996. In addition, the annualized net yield on interest-earning assets increased from 1.97% for the first nine months of 1995 to 2.31% for the first nine months of 1996, reflecting the impact of an increase in the ratio of interest-earning assets to interest-bearing liabilities. The most significant factors impacting the improvement in net interest income during 1996 were (i) the improved yield on loans resulting from repricing of adjustable-rate mortgages and (ii) the reduction in higher-costing FHLB advances and notes payable, which were partially offset by the impact of selling higher-yielding mortgage-backed securities and maintaining excess liquidity in lower-yielding interest earning assets in anticipation of funding the sales of the Branches. The increase in average deposits and the rate paid on them also negatively impacted the increase in net interest income. However, deposits are more responsive to changes in the interest rate environment. Therefore, a trend of declining interest rates may favorably impact EBI's earnings due to the repricing of significant deposits with shorter maturities as compared to the large amount of interest-earning assets, predominantly loans, which have fixed interest rates maturing over longer terms.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the nine months ended September 30 are as follows (in thousands):

                                                            1996       1995
                                                           -------   -------
    Balance at beginning of period......................   $ 5,251   $ 3,429
    Provision for loan losses...........................     1,378     2,346
    General loan loss allowance of acquired
       institution......................................       ---       500
                                                           -------   -------
                                                             6,629     6,275
    Loans charged-off, net of recoveries................    (3,568)   (1,189)
                                                           -------   -------
    Balance at end of period............................   $ 3,061   $ 5,086
                                                           -------   -------
                                                           -------   -------
                                       17

    Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At December 31, 1995, the unallocated portion of the general loan loss allowance totaled $791,000. However, based on management's assessment of the uncertainty regarding the rehabilitation and ultimate sale of the property securing the Richmond Apartments loan, the Bank's most significant problem credit, additional loss reserves were allocated to this CDREL, which resulted in a $1.4 million provision for loan losses in order to replenish the general loan loss allowance to a level sufficiently adequate to absorb losses. Included in net charge-offs for the first nine months of 1996 is $2.8 million for the charge-off of this credit in its entirety.

    The provision for loan losses for the first nine months of 1995 was $2.3 million. Two of the significant CDRELs that contributed to the necessity for the provision were (i) the Richmond Apartments loan and (ii) a loan secured by a real estate development located in the Outer Banks of North Carolina. The additional specific provisions provided for these two CDRELs totaled approximately $550,000 and $200,000, respectively. In addition, a provision of $675,000 was recognized for certain balloon second mortgage loans subject to recourse against the Resolution Trust Company. Moreover, the provision for loan losses for the first half of 1995 included adjustments resulting from the OTS asset quality examination.

    NONINTEREST INCOME. The significant components of noninterest income for the nine months ended September 30 are presented below:

                                                                     Increase
                                              1996         1995     (Decrease)
                                          ----------   ----------  -----------
    Loan servicing fees...............    $1,252,841   $1,346,254   $  (93,413)
    Mortgage banking income...........       456,761      331,466      125,295
    Other service charges and fees....       389,482      305,298       84,184
    Net gain (loss) on sales of:
      Securities......................       153,188        ---        153,188
      Loans...........................    (1,026,482)     115,538   (1,142,020)
      Deposits........................     1,898,031        ---      1,898,031
    Other.............................       398,304      113,657      284,647
                                          ----------   ----------   ----------
                                          $3,522,125   $2,212,213   $1,309,912
                                          ----------   ----------   ----------
                                          ----------   ----------   ----------

    Noninterest income for the first nine months of 1996 totaled $3.5 million, an increase of 59.2% compared to $2.2 million for the first nine months of 1995. The increase resulted from the gains on sales of securities, deposits, and premises and equipment, which totaled $2.3 million, associated with the sales of the Branches described in Note 3 of the Notes to Consolidated Financial Statements, which were partially offset by a $1.0 million loss on loans sold to partially fund the sales of the Branches. Exclusive of these transactions related to the sales of the Branches, noninterest income increased $69,000 during the first nine months of 1996, which resulted primarily from the $125,000 increase in mortgage banking income. The level of mortgage banking activity at Essex First Mortgage Corporation ("Essex First") increased during the first nine months of 1996 as a result of the lower interest rate environment. By comparison, during the first nine months of 1995, Essex First was adversely impacted by a lower volume of loan refinancings, which was attributable to higher mortgage rates and a general slowdown in refinancings.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the nine months ended September 30 are presented below:

                                                                     Increase
                                            1996         1995       (Decrease)
                                         -----------   ----------   ----------
    Salaries and employee benefits....   $ 3,796,847   $3,250,654   $  546,193
    Net occupancy and equipment.......     1,145,880    1,221,695      (75,815)
    Deposit insurance premiums........       584,906      513,184       71,722
    Amortization of intangible assets.     6,877,041      605,263    6,271,778
    Service bureau....................       470,386      365,143      105,243
    Professional fees.................       402,716      344,089       58,627
    Foreclosed properties, net........       100,231      240,996     (140,765)
    Other.............................     1,334,620    1,371,706      (37,086)
                                         -----------   ----------    ----------
                                         $14,712,627   $7,912,730    $6,799,897
                                         -----------   ----------    ----------
                                         -----------   ----------    ----------

    Noninterest expense increased from $7.9 million in the first nine months of 1995 to $14.7 million in the first nine months of 1996. The largest portion of the increase in noninterest expense is accounted for by the $6.3 million increase in amortization of intangible assets. EBI recognized goodwill of approximately $8.6 million in connection with the Home Acquisition, which was being amortized on an accelerated basis over 15 years.
 For the nine months ended September 30, 1996, normal amortization of this goodwill totaled $541,000. As a result of the Bank's decision to sell certain of the branches acquired in the Home Acquisition, the Bank recognized a $5.9 million write down of goodwill during the second quarter of 1996. Exclusive of the write down of goodwill, noninterest expense as a percent of average assets was 3.6% in the first nine months of 1996 compared to 3.5% in the first nine months of 1995.

    The other significant component of the increase in noninterest expense was a $546,000 increase in salaries and employee benefits resulting primarily from a $447,000 increase in compensation expense associated with certain of EBI's stock options and a $190,000 increase in personnel costs associated with the five branches acquired in connection with the Home Acquisition. However, these increases were partially offset by an $87,000 decrease in personnel costs associated with the Bank's branches in Raleigh, Greensboro, Wilmington and Charlotte, North Carolina and in Newport News, Virginia, which were sold in 1996 as described in Note 3 of the Notes to Consolidated Financial Statements.

    Net occupancy and equipment expense was $76,000 lower during the first nine months of 1996 than the first nine months of 1995. While the Bank incurred additional occupancy expense during the first nine months of 1996 attributable to the branches acquired in connection with the Home Acquisition, it was more than offset by reductions resulting from the downsizing of EBI's leased corporate facilities and the closure of Essex First's loan production offices in Chesapeake and Manassas, Virginia.

    Deposit insurance premiums increased $72,000 during the first nine months of 1996 compared to the same period in 1995. This increase in deposit insurance premiums and the $105,000 increase in service bureau expense in the first nine months of 1996 when compared to the first nine months of 1995 were attributable to higher deposit levels resulting from the Home Acquisition.

    The $59,000 increase in professional fees during the first nine months of 1996 was attributable to $140,000 in consulting fees resulting from the Home Acquisition, which were partially offset by decreases in legal and accounting fees.

    Expenses associated with foreclosed properties for the first nine months of 1996 decreased $141,000 when compared to the first nine months of 1995, resulting from a reduction in operating costs and the provision for losses associated with foreclosed properties

    The significant components of other noninterest expense for the nine months ended September 30 are presented below:

                                                                    Increase
                                         1996           1995       (Decrease)
                                      ----------     ----------     --------
    Loan expense..................    $  205,483     $  148,054     $ 57,429
    Telephone.....................       176,966        200,788      (23,822)
    Postage and courier...........       158,391        148,339       10,052
    Stationery and supplies.......       100,064        148,740      (48,676)
    Advertising and marketing.....       156,781        178,585      (21,804)
    Corporate insurance...........       141,112        118,226       22,886
    Travel........................        58,231         64,718       (6,487)
    Provision for servicing losses        19,000          9,000       10,000
    Other.........................       318,592        355,256      (36,664)
                                      ----------     ----------     --------
                                      $1,334,620     $1,371,706     $(37,086)
                                      ----------     ----------     --------
                                      ----------     ----------     --------

    INCOME TAXES. There was no income tax provision recognized for financial reporting purposes during the first nine months of 1996 or 1995, because EBI had significant net operating loss carryforwards, which approximated $19.9 million at December 31, 1995. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.

THIRD QUARTER OF 1996 COMPARED TO THIRD QUARTER OF 1995

    EBI's net loss for the three months ended September 30, 1996 totaled $754,000, compared to net income of $2.0 million for the three months ended September 30, 1995. During the third quarter of 1996, EBI's operating results were adversely affected by a $962,000 loss on the sale of loans in connection with funding the sale of the Branches described in Note 3 of the Notes to Consolidated Financial Statements and a $1.9 million write down of the remaining goodwill associated with the sale of the Branches. However, EBI's operating results for the third quarter of 1996 benefited from a $2.8 million premium on deposits sold and a $152,000 gain on sale of premises and equipment in connection with the sale of the Branches. Excluding the impact of these nonrecurring transactions, EBI's net operating loss for the third quarter was $777,000, which was primarily attributable to a $575,000 loan loss provision.

    EBI's net income in the third quarter of 1995 was the result of the recognition of a $2.7 million extraordinary gain associated with the forgiveness of debt. Exclusive of this item, EBI's net loss in the third quarter of 1995 was $725,000, which was primarily attributable to lower net interest income.

    NET INTEREST INCOME. The table below presents average balances, computed on month-end balances, for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended September 30:


                                                     1996                              1995
                                         ------------------------------   ------------------------------
                                         Average                 Yield/   Average                Yield/
                                         Balance   Interest       Rate    Balance    Interest     Rate
                                         --------  --------      ------   --------   ---------   ------
                                                             (dollars in thousands)
  Interest-earning assets:
     Loans (1).........................  $207,054    $4,149        8.01%  $251,393    $4,802     7.64%
     Investment securities.............    11,029       151         5.49    14,133       201     5.70
     Mortgage-backed
        securities.....................     4,697       106(2)      9.00    16,692       318     7.62
     Federal funds sold and
        securities purchased under
        agreements to resell...........     8,232       108         5.25     4,615        82     7.13
     Other.............................    13,577       186(3)      5.48     6,288       127(3)  7.79
                                         --------     -----                -------    ------
        Total interest-earning
            assets.....................  $244,589     4,700(2)(3)   7.68   $293,121    5,530(3)  7.54
                                         --------                          --------
                                         --------                          --------
  Interest-bearing liabilities:
      Deposits.........................  $205,907     2,782         5.40   $247,307    3,513     5.68
      FHLB advances....................    25,902       393         6.07     43,724      679     6.21
      Notes payable....................       116         3         9.39      1,184       33    11.31
      Subordinated capital notes.......       336        16        18.55        623       18    11.87
      Other............................       401        30(4)     18.30        438       28(4) 18.29
                                         --------     -----                --------   ------
         Total interest-bearing
             liabilities...............  $232,662     3,224(4)      5.52   $293,276    4,271(4)  5.81
                                         --------     -----                --------   ------
                                         --------                          --------

    Net interest earnings..............              $1,476                           $1,259
                                                     ------                           ------
                                                     ------                           ------

    Net interest spread (2),(3),(4)....                             2.16%                        1.73%
                                                                    ----                         ----

    Net yield on interest-earning
         assets (2),(3),(4)............                             2.43%                        1.72%
                                                                    ----                         ----
                                                                    ----                         ----

(1) Nonaccrual loans are included in the average balance of loans.
(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.
(3) Calculation in 1996 and 1995 includes the accretion of net deferred loan fees and excludes $3,647 in 1995, which consists primarily of interest earned on custodial accounts maintained for servicing investors.
(4) Calculation in 1996 and 1995 excludes $11,669 and $8,286, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                             Increase (Decrease) From the
                                             Third Quarter of 1995 to the
                                             Third Quarter of 1996 Due to
                                             -------------------------------
                                              Volume (1)   Rate (1)     Net
                                              ----------   --------     ---
                                                        (in thousands)
 Interest income on:
   Loans (2) .............................     $(1,981)     $1,328    $(653)
   Investment securities..................         (43)         (7)     (50)
   Mortgage-backed securities.............        (538)        326     (212)
   Federal funds sold and
       securities purchased under
       agreements to resell...............         149        (123)      26
   Other interest-earning assets..........         282        (223)      59
                                               -------      ------    -----
       Total interest income (2)..........      (2,131)      1,301     (830)

 Interest expense on:
   Deposits...............................        (566)       (165)    (731)
   FHLB advances..........................        (271)        (15)    (286)
   Notes payable..........................         (26)         (4)     (30)
   Subordinated capital notes.............         (38)         36       (2)
   Other interest-bearing liabilities.....          (2)          4        2
                                               -------      ------   ------
      Total interest expense..............        (903)       (144)  (1,047)
                                               -------      ------   ------
      Net interest income.................     $(1,228)     $1,445   $  217
                                               -------      ------   ------
                                               -------      ------   ------

    (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
    (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income increased slightly from $1.3 million for the third quarter of 1995 to $1.5 million for the third quarter of 1996. In addition, the annualized net yield on interest-earning assets increased from 1.72% for the third quarter of 1995 to 2.43% for the third quarter of 1996, reflecting the impact of an increase in the ratio of interest-earning assets to interest-bearing liabilities.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended September 30 are as follows (in thousands):

                                                  1996      1995
                                                 ------   ------
    Balance at beginning of period...........    $5,533   $4,704
    Provision for loan losses................       575      154
    General loan loss allowance of
      acquired institution...................       ---      500
                                                 ------   ------
                                                  6,108    5,358
    Loans charged-off, net of recoveries.....    (3,047)    (272)
                                                 ------   ------
    Balance at end of period.................    $3,061   $5,086
                                                 ------   ------
                                                 ------   ------

    During the third quarter of 1996 a $575,000 provision was deemed necessary by management to ensure the adequacy of the general loan loss allowance after allocating additional loss reserves to the Richmond Apartments loan. This credit totaling $2.8 million was charged off in its entirety during the third quarter of 1996.

    NONINTEREST INCOME. The significant components of noninterest income for the three months ended September 30 are presented below:

                                                                    Increase
                                           1996         1995       (Decrease)
                                       -----------    --------    -----------
    Loan servicing fees..............  $   417,726    $435,973    $   (18,247)
    Mortgage banking income..........      185,640     147,204         38,436
    Other service charges and fees...      111,957     103,184          8,773
    Net gain (loss) on sale of:
       Loans.........................   (1,027,070)       (924)    (1,026,146)
       Deposits......................      833,376         ---        833,376
    Other............................      311,088      22,672        288,416
                                       -----------    --------     ----------
                                       $   832,717    $708,109     $  124,608
                                       -----------    --------     ----------
                                       -----------    --------     ----------

    Noninterest income for the third quarter of 1996 totaled $833,000, an increase of 17.6% compared to $708,000 for the third quarter of 1995. However, noninterest income for the third quarter of 1996 included the net impact of branch sales totaling $23,000. Excluding the branch sales transactions, noninterest income for the third quarter of 1996 increased $101,000, which was primarily attributable to a $38,000 increase in mortgage banking income and a $71,000 increase in other noninterest income.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the three months ended September 30 are presented below:

                                                                    Increase
                                           1996          1995      (Decrease)
                                        ----------    ----------   ----------
    Salaries and employee benefits....  $1,120,978    $1,078,963    $ 42,015
    Net occupancy and equipment.......     364,553       392,507     (27,954)
    Deposit insurance premiums........     146,980       179,340     (32,360)
    Amortization of intangible assets.     143,798       219,526     (75,728)
    Service bureau....................     148,818       132,600      16,218
    Professional fees.................     118,836        67,408      51,428
    Foreclosed properties, net........      14,124        36,339     (22,215)
    Other.............................     429,725       431,414      (1,689)
                                        ----------    ----------    ---------
                                        $2,487,812    $2,538,097    $(50,285)
                                        ----------    ----------    ---------
                                        ----------    ----------    ---------

    Noninterest expense decreased $50,000 or 1.98% from the third quarter of 1995 to the third quarter of 1996. Noninterest expense as a percent of average assets was 4.2% in the third quarter of 1996 compared to 3.3% in the third quarter of 1995.

    The significant components of other noninterest expense for the three months ended September 30 are presented below:

                                                                Increase
                                         1996          1995    (Decrease)
                                       ---------    --------   ----------
    Loan expense....................   $  72,106    $ 59,529    $ 12,577
    Telephone.......................      54,709      70,942     (16,233)
    Postage and courier.............      43,546      38,509       5,037
    Stationery and supplies.........      28,830      42,162     (13,332)
    Advertising and marketing.......      50,886      42,244       8,642
    Corporate insurance.............      43,809      40,807       3,002
    Travel..........................      17,486      21,214      (3,728)
    Provision for servicing losses..       7,000       ---         7,000
    Other...........................     111,353     116,007      (4,654)
                                        --------    --------    --------
                                        $429,725    $431,414    $  (1,689)
                                        --------    --------    --------
                                        --------    --------    --------

LIQUIDITY

    Liquidity refers to EBI's ability to generate sufficient cash to meet the funding needs of current loan demand, savings deposit withdrawals, and to pay operating expenses. EBI generally has no significant source of income other than dividends from its subsidiaries. As a result of prior regulatory examinations, EBI and the Bank had entered into Supervisory Agreements (the "Agreements") with the OTS which precluded the Bank from making dividend payments to EBI. While these Agreements are no longer in effect as a result of the Home Acquisition, EBI is still obligated to comply with the spirit of the Agreements. Consequently, EBI's source of funds is currently limited to assessments to its subsidiaries for certain operating expenses and tax payments, if any, by such subsidiaries to EBI, and asset sales.

    The Bank's liquidity management is both a daily and long-term function of funds management. Liquidity is generally invested in short-term investments such as federal funds sold, certificates of deposit, and in U.S. Treasury and U.S. Government agency securities with maturities of five years or less. If the Bank requires funds that cannot be generated internally (i.e., funds generated through contractual maturities of loans), borrowings from the FHLB may provide an additional source of funds. At September 30, 1996, the Bank had $24.5 million in outstanding borrowings from the FHLB. The Bank has not relied upon brokered deposits as a source of new liquidity, and does not anticipate a change in this practice in the foreseeable future.

    The Bank anticipates that it will have sufficient funds available to meet its current loan commitments. At September 30, 1996, the Bank had outstanding commitments (including unused lines of credit) to originate and/or purchase mortgage and non-mortgage loans of $6.8 million.
Certificates of deposit which are scheduled to mature within one year totaled $63.7 million at September 30, 1996, and borrowings from the FHLB that are scheduled to mature within the same period amounted to $11.1 million. Essex First's commitments to originate residential construction builder loans and construction/permanent loans totaled $31.8 million and $8.6 million, respectively, as of September 30, 1996.

REGULATORY MATTERS

    On June 30, 1995, EBI and the Bank entered into a definitive agreement to acquire Home Bancorp and its wholly-owned subsidiary, Home Savings. The Home Acquisition was consummated on September 15, 1995, and as a result of the transaction the OTS terminated the Agreements EBI and the Bank had entered into with the OTS. However, the boards of directors of EBI and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the Agreements. Such provisions include restrictions on dividend payments and expense reimbursements, and among other areas of compliance, restrictions on transactions with affiliates, continued oversight of asset quality, and the submission of an updated business plan for 1996, which was submitted to the OTS on January 22, 1996 and approved on March 25, 1996. Further, in connection with the completion of the OTS examination on June 20, 1996, management submitted an updated draft business plan to the OTS on September 27, 1996.

    In January 1996, the board of directors of EBI formed a special committee of the board, the Strategic Evaluation Committee (the "Committee"). Although the Bank exceeded all regulatory capital requirements after the Home Acquisition, the operations of EBI since the Home Acquisition have not been profitable and the retail banking branches acquired from Home Savings required additional capital in order to be successful full-service facilities. Because the Bank's capital was not sufficient to allow for a major expansion plan or retrofitting strategy for underperforming branches, in early 1996, the Committee began assessing the viability of branch sales, as well as a concurrent comprehensive plan for general and administrative expense reductions, as a means to increase regulatory capital ratios and ultimately achieve improved profitability and franchise value.
The Committee retained an independent consultant to critically review EBI's business plan, which incorporated branch sales assumptions, and to suggest viable strategic options that may lead to enhanced shareholder value. The consultant's report, received in May 1996, validated the Committee's conclusions regarding the need for immediate branch sales in addition to those previously negotiated for the Charlotte, Raleigh, Greensboro and Wilmington, North Carolina branches. EBI proceeded to contact and negotiate with prospective acquirors, resulting in the sale of the Norfolk, Portsmouth, Hampton, Newport News and Grafton, Virginia branches. These branch sales are described in Note 3 of the Notes to Consolidated Financial Statements. Prospectively, the operations of EBI are expected to improve significantly through the write off of goodwill, the sale of unprofitable branches, and the reduction in operating expenses.

    As of September 30, 1996, the Bank's core and risk-based regulatory capital ratios were 8.58% and 14.52%, respectively, resulting in excess core capital of $7.9 million and excess risk-based capital of $7.3 million over the minimum regulatory requirements. While management is of the opinion that capital compliance will be maintained throughout 1997, until EBI's recurring profitability is restored, management can not provide assurances that compliance with all regulatory capital requirements can be sustained beyond that horizon. Moreover, EBI's losses and continuing inability to generate income sufficient to cover the cumulative dividends on the Series B and C preferred stock issued by EBI in connection with the Home Acquisition continue to affect the equity of the holders of EBI's common and preferred stock. The Committee will continue to evaluate strategic alternatives to enhance shareholder value.

                        PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings -- Not Applicable

Item 2.  Changes in Securities -- Not Applicable

Item 3.  Defaults Upon Senior Securities -- Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders -- Not Applicable

Item 5.  Other Information -- Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits --  The following exhibits are filed as part of this Part II:

    Exhibit No.         Description
   ------------         ------------

       27               Financial Data Schedule

    (b)  Reports on Form 8-K

    On July 3, 1996, EBI issued a press release, and the disclosures contained therein were deemed significant to stockholders. Therefore, a Form 8-K was filed on July 16, 1996 and the disclosures in the press release were attached. In this press release, EBI disclosed that the Bank had signed an agreement to sell its Norfolk, Portsmouth, Hampton, Newport News, and Grafton retail bank branches to CENIT Bank, FSB. No pro forma information or financial statements were filed in connection with this Form 8-K.

    On August 9, 1996, EBI filed a Form 8-K in which it disclosed under
    Item 2--Acquisition or Disposition of Assets-the Bank's sale of the deposits and related assets of its Wilmington, Raleigh and Greensboro, North
    Carolina branches to Centura Bank, Inc. pursuant to the Branch Purchase and Deposit Assumption Agreement dated April 11, 1996. In addition, under
    Item 7-Financial Statements and Exhibits, unaudited pro forma financial information was provided which included the historical financial statements of EBI, pro forma adjustments directly attributable to the sale of the branches and pro forma results as of June 30, 1996 with regard to the pro forma consolidated balance sheet and for the year ended
    December 31, 1995 and for the six months ended June 30, 1996 with regard to the unaudited pro forma consolidated statements of operations.

    On October 9, 1996, EBI filed a Form 8-K in which it disclosed under
    Item 2--Acquisition or Disposition of Assets-the Bank's sale of the deposits and related assets of its Norfolk, Portsmouth, Hampton and Newport News, Virginia branches to CENIT Bank, FSB pursuant to the Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. In addition, under
    Item 7--Financial Statements and Exhibits, unaudited pro forma financial information was provided which included the historical financial statements of EBI, pro forma adjustments directly attributable to the sale of the branches and pro forma results as of June 30, 1996 with regard to the pro forma consolidated balance sheet and for the year ended
    December 31, 1995 and for the six months ended June 30, 1996 with regard to the unaudited pro forma consolidated statements of operations.

                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Essex Bancorp, Inc.


November 8, 1996                            By:  /s/ Gene D. Ross
----------------                                 -----------------
   (Date)                                   Gene D. Ross
                                            Chairman, President,
                                            and Chief Executive
                                            Officer

November 8, 1996                            By:  /s/ Mary-Jo Rawson
----------------                                  -------------------
   (Date)                                   Mary-Jo Rawson
                                            Chief Accounting Officer