Form 10-K
period 1996-12-31
ESSEX BANCORP INC /NEW
filed 1997-03-31
CIK 847325

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from ________________________ to _____________________

Commission file number 1-10506

                               Essex Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       Delaware                                                54-1721085
-----------------------                                     ----------------
(State of organization)                                     (I.R.S. Employer
                                                           Identification No.)

   The Koger Center
 Building 9, Suite 200
   Norfolk, Virginia                                              23502
 ---------------------                                          ----------
 (Address of principal                                          (Zip Code)
  executive offices)

Registrant's telephone number, including area code (757) 893-1300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share               American Stock Exchange
--------------------------------------               -----------------------
          (Title of Class)                        (Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:

                                      None
                                      ----
                                (Title of Class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

         The aggregate market value of the Registrant's common stock on the American Stock Exchange on March 20, 1997 held by nonaffiliates of the Registrant was $2,101,730.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated by reference into Parts I and II hereof.

Portions of the Proxy Statement for the Annual Meeting to be held on May 29, 1997 are incorporated by reference into Part III hereof.

                               Essex Bancorp, Inc.
                       Annual Report on Form 10-K for the
                          Year Ended December 31, 1996

                                Table of Contents

                                                                            Page
                                                                            ----
Part I

Item 1     Business.......................................................    3
Item 2     Properties.....................................................   44
Item 3     Legal Proceedings..............................................   44
Item 4     Submission of Matters to a Vote
               of Security Holders........................................   45

Part II

Item 5     Market for Registrant's Common Equity
               and Related Stockholder Matters............................   45
Item 6     Selected Financial Data........................................   46
Item 7     Management's Discussion and
               Analysis of Financial Condition
               and Results of Operations..................................   46
Item 8     Financial Statements and
               Supplementary Data.........................................   46
Item 9     Changes in and Disagreements with
               Accountants on Accounting and
               Financial Disclosure.......................................   46


Part III

Item 10    Directors and Executive Officers
               of the Registrant..........................................   46
Item 11    Executive Compensation.........................................   47
Item 12    Security Ownership of Certain
               Beneficial Owners and Management...........................   48
Item 13    Certain Relationships and
               Related Transactions.......................................   48


Part IV

Item 14    Exhibits, Financial Statement Schedules
               and Reports on Form 8-K....................................   49

                                     PART I

Item  1. Business

Organization and Background

      General. The following organizational chart depicts Essex Bancorp, Inc. and its subsidiaries as of December 31, 1996. It is intended to facilitate the readers' understanding of the companies discussed in this report. Following the chart is a glossary of terms which are used throughout this report.


                      Essex Bancorp, Inc. and Subsidiaries
                              Organizational Chart


                                [GRAPHIC OMITTED]


      Unless otherwise noted, each company is owned 100% by its parent entity.

Defined Term                      Formal Name
------------                      -----------

Company          Essex Bancorp, Inc., successor to Essex Financial Partners,
                   L.P. and Essex Bancorp.
Partnership      Essex Financial Partners, L.P.
Bancorp          Essex Bancorp.
EAC              Essex Acquisition Corporation
Bank             Essex Savings Bank, F.S.B.
EMC              Essex Mortgage Corporation
Essex First      Essex First Mortgage Corporation
ECC              Essex Capital Corporation
Essex Home       Essex Home Mortgage Servicing Corporation
EHADC            E H Asset Disposition Corporation
TMS              Thrift Management Services, Inc. - General Partner

      The Company is a Delaware corporation that is the holding company for the Bank, a federally-chartered savings bank which operates four branches located in North Carolina and Virginia. The Company is the successor by merger to the Partnership, a Delaware limited partnership, which was formed in 1989 in order to acquire an existing corporation that was the holding company for one of the Bank's predecessor institutions. The Partnership and Bancorp, the Bank's former holding company, were merged into the Company in January 1995. The Company is engaged primarily in the operation of the Bank as a wholly-owned subsidiary. The Company's other principal operating subsidiaries are Essex First, a wholly-owned subsidiary of the Bank that is engaged primarily in the origination and sale of residential mortgage loans, and Essex Home, an indirect subsidiary of the Company and the Bank that is engaged primarily in the servicing of mortgage loans owned by the Bank, various governmental agencies and various third party investors. Because the merger described below did not occur until January 1995, the financial statements included herein for years prior to 1995 are those of the Partnership. At December 31, 1996, the Company had total assets of $174.3 million, total liabilities of $159.2 million, including total deposits of $131.0 million, and total shareholders' equity of $15.1 million.

      In January 1995, following approval by the holders of the Partnership's limited partnership units ("LPUs"), both the Partnership and Bancorp were merged with and into the Company (collectively, the "Merger"), which resulted in a single holding company structure for the Bank and the other subsidiaries of the Company. As a result of the consummation of the Merger, each holder of LPUs received one share of Company common stock ("Common Stock") for every two LPUs beneficially owned, and the former corporate general partner of the Partnership received 10,496 shares of Common Stock (which represented 1.0% of the issued and outstanding Common Stock) in exchange for its general partner's interest. The Merger was undertaken, among other reasons, in order (i) to eliminate a cumbersome business structure that no longer provided the originally intended benefits to the Partnership's unitholders, (ii) to expand the base of potential investors in the Company by eliminating a complicated and nontraditional holding company structure, and (iii) to provide the Company with greater access to public and private equity capital markets. The Company had 1,049,687 shares of Common Stock outstanding immediately following the Merger. As a consequence of the Merger, the Company succeeded to all of the assets and liabilities of the Partnership and Bancorp. In this report, unless the context otherwise requires, the term "Company" refers to the Partnership prior to the Merger and/or the Company subsequent to the Merger, in each case including all subsidiaries thereof.

      Operations of the Partnership Prior to the Merger. The Partnership was the predecessor to the Company and was formed in 1989 as a publicly-traded master limited partnership with the issuance of 2,078,382 LPUs priced at $20 per LPU. The Partnership's former business plan was based on the premise that the thrift industry was undergoing structural changes similar to those experienced by the commercial banking industry during the decades of the 1960s and 1970s. These structural changes were believed to portend the consolidation of the thrift industry into larger holding company structures characteristic of the commercial banking industry.

      Specifically, the Partnership's goal was to use the proceeds of its public offering to fund the acquisition of smaller, predominantly undercapitalized thrift institutions located in the southeastern United States. These thrift institutions would then be operationally linked through common control by Bancorp, a multi-state thrift holding company. The bank branch network was considered to be little more than a platform from which to raise deposits, largely "mini-jumbo" certificates of deposit in denominations of $25,000 to $80,000, offering yields typically priced at the top of the deposit market. The funds provided by these deposits would be used to operate an active secondary marketing function which would acquire mortgage loans, principally second mortgage loans in geographically dispersed markets purchased at premiums, in the secondary market. Pools of loans were then to be aggregated and sold to or participated among Bancorp's bank subsidiaries.

      The Partnership made only three acquisitions, however. The initial acquisition was of Bancorp and its principal subsidiary, Essex Savings Bank, Inc. of Elizabeth City, North Carolina, also referred to as the Bank, a $300 million thrift owned by the original corporate general partner of the Partnership. The Partnership also acquired in 1990 a $65 million thrift institution based in Emporia, Virginia. The Partnership's acquisition activity was concluded in May 1990 with the acquisition from the Resolution Trust Company ("RTC") of the former Financial Security Savings & Loan Association of Delray Beach, Florida, a $107 million thrift institution.

      In addition to the $41.6 million in partnership equity raised by the Partnership, in January 1991 EMC, the Partnership's non-bank mortgage subsidiary, issued $23.4 million in mortgage servicing backed notes (the "Essex 11's") through a private placement. Proceeds of these notes were used over a 17-month period to acquire purchased mortgage servicing rights ("PMSRs") for sale on the secondary market. Issuance of the Essex 11's coincided with the decline in interest rates to their lowest level in 20 years and, not unexpectedly, the Partnership and its subsidiaries suffered the adverse financial impact of impairment to the carrying value of the Partnership's PMSR portfolio, capitalized excess servicing, and loan premiums. Concurrently, the Partnership also suffered dramatic deterioration in the quality of its loan portfolio, necessitating substantial additional loan loss reserves and provisions for losses on foreclosed properties.

      In March 1991, as a result of regulatory findings made during the 1990 examination of the Partnership and its subsidiaries, the Office of Thrift Supervision ("OTS"), the Federal Deposit Insurance Corporation ("FDIC") and the Commissioner of Savings Institutions for the State of North Carolina imposed a broadly restrictive supervisory agreement on the operations of the Partnership's three subsidiary banks. During the second quarter of 1991 the Partnership also announced the reduction in its dividend per partnership unit to $.25 per quarter from the prior level of $.40 per unit. Fiscal year 1991 concluded with the Bank failing its regulatory capital requirements, an event which required the submission of a capital restoration plan.

      During the second quarter of 1992 it became increasingly apparent that EMC would default on certain terms of the indenture under which the Essex 11's were issued, and in April 1992 the Partnership announced that the $.25 per unit dividend declared on March 19, 1992 payable on May 15, 1992 would be delayed as a result of a lack of liquidity at the Partnership. In response to the serious deterioration in the financial condition of the Partnership, in May 1992 the

Investment Committee of the Partnership, a body effectively controlled by members employed by the Partnership's investment banker, PaineWebber Inc. ("PWI"), acting pursuant to certain provisions of the Agreement of Limited Partnership, removed the Partnership's corporate general partner.

      The change of control of the Partnership was initiated on May 1, 1992 and was concluded on May 6, 1992 with the installation of an interim corporate general partner of the Partnership. Following regulatory approval in 1993, TMS was installed as the permanent corporate general partner of the Partnership. TMS was controlled by Gene D. Ross, the present president and chief executive officer of the Company, who had also been the president and chief executive officer of the interim general partner since the 1992 change in control.

      The Partnership's new management undertook four principal courses of action. First, the Company replaced certain members of its former senior management with individuals with significant experience in banking and problem asset rehabilitation. Second, the Company reorganized its risk management and collections department in order to focus on the early identification of potential problem assets and the administration, rehabilitation or liquidation of the Company's nonperforming assets. Third, the Partnership's three separate savings bank subsidiaries were consolidated into the Bank in May 1993, which created operating efficiencies and a simplified organizational structure. At the time of the consolidation, the Bank did not comply with its minimum regulatory capital requirements. As a result, the Partnership obtained a $3.0 million loan from PaineWebber Capital Inc. ("PWC"), the proceeds of which were contributed to the Bank in order to bring the institution into regulatory capital compliance. This $3.0 million loan was evidenced by a seven-year note (the "Seven-Year Note") from the Partnership to PWC. Fourth, PWC successfully tendered for and repurchased at par all of the outstanding Essex 11's. In exchange for the cancellation of substantially all of the Essex 11's, the Partnership delivered a ten-year note (the "Ten-Year Note") in the original principal amount of $14.2 million to PWC in May 1993, and PWC received the proceeds of the sale of the balance of EMC's PMSRs, which was consummated in mid-1993. On October 24, 1994, the total outstanding principal and interest owed with respect to the Seven- and Ten-Year Notes and the remaining Essex 11's held by PWC were forgiven in connection with the settlement of the litigation discussed below.

      By the end of 1993, although the Bank had made significant progress in resolving many of its financial and operational problems, it again fell out of compliance with its minimum regulatory capital requirements. Management of the Bank had already concluded that in order to reposition the Bank's activities along the lines of a more traditional financial institution and in order to focus the Bank's lending and deposit gathering activities within the Bank's primary market of North Carolina and Virginia, it would be necessary to sell the Bank's Florida branches. The sale of the Florida branches to a third party, which was consummated on June 30, 1994, brought the Bank into compliance with its minimum regulatory capital requirements.

      In December 1993, the Partnership also became a defendant, together with PaineWebber and others, in certain class action litigation (the "Litigation") relating to the original offering by the Partnership and the management of the Partnership and its subsidiaries prior to the 1992 change in control. In September 1994, the United States District Court for the Eastern District of Texas entered an order approving a proposed class action settlement (the "Settlement") of the Litigation. The Settlement substantially improved the financial condition of the Partnership and its subsidiaries by providing for the forgiveness by PaineWebber, effective October 24, 1994, of all of the debt outstanding under the Seven- and Ten-Year Notes and the remaining Essex 11's. The aggregate amount of such debt totaled approximately $20.7 million at October 24, 1994.

      The benefit of the debt forgiveness was offset to some extent by (i) litigation expenses of approximately $90,000, (ii) the Partnership's contribution of $1.3 million to a settlement fund established by the defendants to pay the plaintiffs' attorneys' fees and certain costs associated with the Settlement and to make certain payments to the named plaintiffs, and (iii) the issuance by the Company to former holders of LPUs of a total of $1.0 million in preferred stock (the "Series A Preferred Stock"). As a result of the Settlement, the Company also recognized approximately $330,000 of alternative minimum taxes ("AMT") and the Company's net operating loss ("NOL") carryforwards were reduced by approximately $20.0 million, resulting in a NOL carryforward of $20.5 million and a $330,000 AMT carryover at December 31, 1994.

Business Strategy of the Company and the Bank

      General. Since the change in management which occurred in May 1992, the Company's new management achieved substantial progress in addressing its various financial, regulatory and operating problems. Such achievements included the consolidation of the Partnership's three savings bank subsidiaries into the Bank, the restructuring of the Essex 11's, the sale of the Bank's Florida branches, and the Settlement of the Litigation (which resulted in the forgiveness of approximately $20.7 million of debt). Nevertheless, due to the Bank's financial condition and continued losses from operations, the Bank again failed certain of its minimum regulatory capital requirements at December 31, 1994. Management had already determined that the raising of additional capital was critical to the Bank's long-term viability and the accomplishment of the Bank's business objectives, as well as the Bank's compliance with applicable regulatory capital requirements

      Capital Raising Efforts. Following discussions with the Company's financial advisor, the Board of Directors of the Company (the majority of which were independent) determined that the most expeditious method of raising capital was through a private placement offering and unanimously approved a proposed recapitalization plan. Accordingly, on March 13, 1995, the Company's financial advisor began distributing a preliminary placement memorandum to a select group of institutional and accredited investors. A series of meetings was held with potential investors in order to determine their level of interest. On June 29, 1995, the OTS, the Bank's primary regulator, formally notified the Bank that unless it raised additional capital by June 30, 1995, the Bank would be subject to the appointment of a conservator or a receiver, as well as other enforcement actions. The OTS further advised that if the Bank was unable to provide written evidence by June 30, 1995 that it had entered into a binding agreement to recapitalize the Bank, the OTS would transfer the Bank to the RTC, an instrumentality of the U.S. Government which had the authority to sell and liquidate depository institutions. Therefore, it was imperative that the Bank raise capital in order to prevent its imminent seizure by the RTC. In the final analysis, only one party was able to step forward within the required time-frame. On June 30, 1995, the Company and the Bank signed an Agreement and Plan of Reorganization (the "Agreement") with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia based savings institution. On September 15, 1995, the Company and the Bank merged with Home Bancorp and Home Savings (the "Home Acquisition"). After this transaction, the Bank exceeded all of the minimum regulatory capital requirements imposed by federal law.

      The Home Acquisition was accounted for using the purchase method of accounting and the purchase price was allocated among the assets and liabilities of Home Bancorp and Home Savings at their fair value, which was $60.1 million and $52.6 million, respectively, as of September 15, 1995. The excess of cost over net assets acquired("goodwill") recognized in connection with the Home Acquisition was approximately $8.6 million.

      In exchange for all of the outstanding stock of Home Bancorp, the stockholders of Home Bancorp received 2,250,000 shares of nonvoting perpetual preferred stock of the Company with an aggregate redemption and liquidation value of $15 million and warrants to purchase 7,949,000 shares of the Company's common stock at a price of $0.9375 per share, which was the price of the Company's Common Stock as of June 30, 1995. The warrants are exercisable beginning in September 1998 and expire in September 2005. The fair market value of the preferred stock and the warrants was estimated in a third party valuation to approximate $15.5 million at the time of the Home Acquisition. Following the completion of the transaction, two representatives designated by Home Bancorp joined the Boards of Directors of the Company and the Bank, filling existing vacancies on those Boards.

      Development of Full-Service Branches. The original business plan of the Bank resulted in mostly limited service branches that were designed primarily to accumulate large deposits in non-transactional accounts by offering attractive interest rates. Almost all of the Bank's branches were limited service branches, which received deposits but originated very few loans and had almost no presence in the communities they served. The consolidation of the Partnership's three savings bank subsidiaries in 1993, the sale of the Florida branches in 1994, and the Home Acquisition in 1995, were important initial steps in management's efforts to reposition the Bank's activities along the lines of a more traditional savings institution while allowing the Bank to focus its lending and deposit gathering activities within its primary market of Virginia and North Carolina.

      Not long after the Home Acquisition was assimilated, the Board of Directors of the Company formed a Strategic Evaluation Committee (the "Committee") to explore the possibility of further expansion or contraction by branch sales. It was concluded, with assistance from an independent consultant, that selling non-strategic bank branches and effectively shrinking the size of the assets base by approximately 50% was a strategy that ultimately would be in the best interests of the common and preferred shareholders of the Company. Accordingly, the Bank sold its branches in Charlotte, Raleigh, Greensboro and Wilmington, North Carolina and in Norfolk, Portsmouth, Hampton, Newport News and Grafton, Virginia (collectively, the "Branches") in three separate transactions over a nine-month period in 1996. The outcome of this strategy is that the Company has retained the most strategic branches with the greatest potential for significant market share growth, has approximately 8.7% tangible capital as of December 31, 1996 and has largely removed goodwill from its balance sheet. See
Note 5 on pages 50 and 51 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      During this downsizing period in 1996, the Bank continued its efforts to position the remaining strategic branches to more nearly conform to the activities of a traditional savings institution. To that end, the Bank and its mortgage banking subsidiary introduced a wider range of consumer and mortgage loan products to attract new business and maximize the potential of its existing customer base. In addition, in September 1996 the Bank executed a purchase agreement on a parcel in Suffolk, Virginia with the intent to relocate its Suffolk branch from a leased facility location to a location with potential for significant growth.

      Expansion of Residential Construction and Consumer Lending. Since 1992, the Company has begun to emphasize the origination and purchase of residential construction and consumer loans because of the shorter-term nature of such loans and the higher yields available thereon when compared to permanent residential mortgage lending. However, construction and consumer lending is generally considered to involve a higher level of risk as compared to single-family residential lending. Notwithstanding the higher risk aspect, the portfolio of residential construction loans has grown steadily since 1992 without a loss. For additional information, see "Lending Activities - Construction Loans" and "- Consumer Loans."

      Reduction in Operating Expenses. Historically, the Company's operating expenses have been high relative to those of other savings institutions of similar asset size. This has been primarily due to the presence of duplicative operating procedures and personnel, a high level of professional fees resulting from the various financial and operating problems of the Partnership, an increase in expenses relating to the allocation of resources to the collection and work-out of nonperforming assets, high levels of provisions for losses on foreclosed properties and high levels of impairment adjustments relating to PMSRs, excess servicing fees and loan premiums. Significant reductions have been made in operating expenses since the change in management which occurred in May 1992. Nevertheless, management continues to evaluate the Bank's personnel needs and operating requirements in order to identify areas where additional measures may be taken to reduce costs, and is in the process of implementing additional cost reductions so that the on-going expense structure is compatible with an institution that has dramatically downsized during 1996. Although the Bank is committed to achieving a lower level of operating expenses relative to the Bank's operations, management recognizes that operating expenses will remain higher than much of the Bank's peer group due to the relatively low level of assets of Essex Home.

      Reduction of Nonperforming Assets. As previously discussed, the Company's new management reorganized the Bank's risk management and collections department and revised its loan underwriting, collection and monitoring procedures in an effort to reduce the level of nonperforming assets. As a result, nonperforming assets have declined from $24.8 million or 5.92% of total assets at December 31, 1992 to $5.2 million or 2.99% of total assets at December 31, 1996. In addition, loans delinquent 30 to 89 days have declined from $7.0 million or 2.66% of total loans held for investment at December 31, 1992 to $1.5 million or 1.01% of total loans held for investment at December 31, 1996. Reduced provisions for loan losses and provisions for losses on foreclosed properties are expected to contribute to improved operating results. Nevertheless, future additions to the allowance for loan losses or reductions in the carrying values of foreclosed properties could become necessary as a result of future increases in nonperforming assets or for other reasons, including any adjustments required in connection with future regulatory examinations of the Bank.

      Expansion of Subservicing Activities. The Bank is also committed to securing a reliable source of fee income by providing competitive and profitable residential mortgage loan servicing and subservicing. Essex Home is a service corporation subsidiary licensed by the Federal National Mortgage Association ("FNMA"), the Federal Home Loan Mortgage Corporation ("FHLMC") and the Government National Mortgage Association ("GNMA"). Essex Home also services and subservices loans for approximately 28 other private investors.

      In April 1993, Essex Home began a marketing effort to acquire subservicing contracts as a means of generating loan servicing fees and ancillary income. Through various networking and referral opportunities and advertising efforts, Essex Home has successfully attracted other financial institutions and mortgage banking firms interested in subcontracting their loan servicing function. By subservicing loans for others, the Bank will be able to utilize more fully its available resources in a cost efficient and profitable manner. At December 31, 1996, approximately 13,300 loans with an aggregate principal balance of $1.1 billion were serviced or subserviced by Essex Home. However, on February 28, 1997, the Company was notified by its largest subservicing client of its intention not to renew its contract beyond June 1, 1997. As of December 31, 1996, the Company serviced approximately 7,000 loans totaling $858.9 million for this client and servicing fee income for 1996 included approximately $409,000 attributable to servicing activities performed for this client. While the Company's management has intensified its marketing efforts in order minimize the impact of this loss on the earnings performance of Essex Home and the Company, no assurances can be made that this significant servicing volume can be replaced in its entirety in the near term. Management believes, however, that its marketing efforts will be buoyed by the much-improved capital position of the Bank, which is deemed a "well-capitalized" institution under the Prompt Corrective Action provisions of the Federal Deposit Insurance Act. In the meantime, the Company is examining expenses associated with the servicing of this client in contemplation of reductions to minimize the loss in servicing fee income.

      Strengthening of Loan Policies. Since May 1992, the loan underwriting policies of the Bank have been substantially revised and strengthened with the objective of reducing the risk profile of the Bank's loan portfolio. In addition, the Company's loan portfolio has been restructured in order to improve its asset quality, reduce the risk-weighting of the Bank's assets and minimize the Company's exposure to interest rate risk. Specifically, the Company has significantly reduced its portfolio of second mortgage loans while emphasizing the origination of both construction and permanent loans secured by single-family residential real estate. Efforts were made to effect these changes while continuing to be responsive to the borrowing needs in the Bank's markets. In addition to strengthening the Bank's underwriting policies and procedures, other measures were taken to improve the Bank's asset quality, including the formation of a loan committee, further strengthening of the Bank's internal audit and quality control functions and enhanced loan origination standards and practices.

      Interest Rate Risk Management. Deposit accounts typically adjust more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, significant increases in interest rates may adversely affect the Bank's earnings. To reduce the potential volatility of the Bank's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank has (i) emphasized investment in adjustable-rate single-family residential loans or shorter-term (seven years or less), fixed-rate single-family residential loans;
(ii) sold longer-term (over seven years), fixed-rate single-family residential loans in the secondary market; (iii) purchased adjustable-rate mortgage-backed securities; (iv) maintained higher liquidity by holding short-term investments and cash equivalents; and (v) increased the average maturity of the Bank's interest-bearing liabilities by utilizing long-term advances and attempting to attract longer-term retail deposits.

      The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing with a given time period. As a result of the acquisition of Home Savings, whose loans were predominantly fixed-rate mortgage loans with maturities in excess of seven years, and whose deposits were predominantly fixed-rate certificates with maturities of one year or less, the Bank's one-year interest rate sensitivity gap amounted to a negative 7.7% of total assets at December 31, 1995. However, through the balance sheet restructuring that resulted from the sale of branches during 1996, the Bank was able to significantly improve its one-year interest rate sensitivity gap to zero as of December 31, 1996. Furthermore, the total cumulative ratio of interest earning assets to interest-bearing liabilities increased from 97.2% at December 31, 1995 to 101.4% at December 31, 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" on pages 27 through 30 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

General

      The Company, as a registered savings and loan holding company, is subject to examination and regulation by the OTS and is subject to various reporting and other requirements of the Securities and Exchange Commission (the "Commission"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the FDIC, which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), which is one of 12 regional banks which comprise the Federal Home Loan Bank System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

      The principal business of the Company has in the past consisted of attracting deposits from the general public through its offices (primarily mini-jumbo certificates of deposit) and using such deposits, together with advances from the FHLB and other sources of funds, to originate and purchase mortgage loans secured by first and second liens on single-family residential real estate. Historically, the Company has also engaged in the origination of construction loans (including residential development loans), and, to a lesser extent, commercial real estate loans, commercial business loans and consumer loans. The Company's principal focus is currently on the origination (through Essex First) of both construction and permanent single-family residential loans (of which substantially all fixed-rate single-family residential loans with terms to maturity in excess of seven years are being sold by Essex First in the secondary market). Moreover, in order to provide a full range of services to its customers and in accordance with the Company's asset and liability management policies, the Company recently has increased its emphasis of the origination of various types of consumer loans. In addition, the Company generates fee income by providing to third parties residential mortgage loan servicing and subservicing through Essex Home. Furthermore, the Company invests in mortgage-backed securities which are insured or guaranteed by the U.S. Government and agencies thereof and other similar investments permitted by applicable laws and regulations.

Lending Activities

      General. At December 31, 1996, the Company's net loan portfolio (excluding loans classified as held for sale) totaled $145.6 million, representing approximately 83.5% of its $174.3 million of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; loans for the construction of single-family properties; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; commercial business loans; and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the FHA nor partially guaranteed by the VA.

      As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. Prior to the change in management which occurred in May 1992, the Company was engaged primarily in the origination and purchase of loans secured by second liens (and, to a lesser extent, first liens) on single-family residential real estate located throughout the continental United States. The Company has ceased its nationwide lending and currently originates substantially all of its loans within Virginia and North Carolina. Nevertheless, the Company continues to purchase from time to time loans secured by properties located outside of its market area and continues to hold a relatively diversified portfolio.

      Federal regulations permit the Bank to invest without limitation in residential mortgage loans and up to four times its capital in loans secured by non-residential or commercial real estate. The Bank is also permitted to invest in secured and unsecured consumer loans in an amount not exceeding 35% of the Bank's total assets; however, such 35% limit may be exceeded for certain types of consumer loans, such as home equity, property improvement and education loans. In addition, the Bank is permitted to invest up to 20% of its total assets in secured (by other than real estate) and unsecured loans for commercial, corporate, business or agricultural purposes, provided that any investments which in the aggregate total 10% may only be used for small business loans.

      Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 1996, the Bank's limit on loans-to-one borrower was $2.5 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing customers.

      At December 31, 1996, the Bank's five largest commercial loans-to-one borrower and their related entities amounted to $1.4 million, $1.3 million, $677,000, $430,000 and $307,000. In addition, as of December 31, 1996, the
Bank's largest lines of credit with unaffiliated home builders consisted of one in the amount of $2.0 million (of which $531,000 had been drawn upon as of such date), another in the amount of $1.5 million (of which $609,000 had been drawn upon as of such date), another in the amount of $1.5 million (of which $455,000 had been drawn upon as of such date) and another in the amount of $1.5 million (of which $252,000 had been drawn upon as of such date). At December 31, 1996, the $1.4 million loan and the $430,000 loan were classified based on a rating system adopted by the Company. Refer to "-Asset Quality - Classified Assets" for a description of the classifications for problem assets.

      The $430,000 loan is secured by one improved commercial property and four residential lots located on the Outer Banks of North Carolina. This loan was originally an $830,000 portion of a $2.7 million loan made in February 1990. See "-Lending Activities - Nonperforming Assets" for a discussion of the $1.75 million portion of this loan (referred to as the "Richmond Apartments loan"). The commercial property and residential lots had an aggregate appraised value of $1.0 million pursuant to appraisals obtained in October 1996 for the commercial property and December 1994 for the residential lots. Interest is being paid monthly with principal repayment expected to result from the sale or refinance of the subject commercial and residential properties. The borrower is currently marketing the residential lots and commercial properties for sale. As of December 31, 1996, the loan was classified as substandard.

      The $1.4 million group of loans consists of (i) a commercial real estate loan which was originated in October 1987 in the amount of $1.0 million for the purpose of refinancing a mini-storage/office facility (76 mini-storage units and 38 office units) located in Virginia Beach, Virginia, and (ii) a line of credit in the amount of $600,000. The Company occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. In addition, as of December 31, 1996, the Bank and its subsidiaries leased 16 of the mini-storage units. The property was most recently appraised in November 1992 for $915,000. As of December 31, 1996, the Bank had established a $300,000 specific reserve with respect to the loans and the remaining $1.1 million was classified as substandard.

      Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                                            December 31,
                                               ------------------------------------------------------------------
                                                        1996                    1995                    1994
                                                        ----                    ----                    ----
                                                   $         %             $         %             $         %
                                                  ---       ---           ---       ---           ---       ---
                                                                       (dollars in thousands)
Real estate:
   Single-family residential:
     First mortgages................           $103,643     70.0%       $223,531    82.1%       $187,607    77.7%
     Second mortgages...............             12,384      8.3          13,398     4.9          18,717     7.8
   Construction and development.....             17,190     11.6          15,078     5.5          15,501     6.4
   Commercial real estate...........              6,313      4.3          10,611     3.9          11,499     4.8
                                               --------    -----        --------   -----        --------   -----
     Total real estate loans........            139,530     94.2         262,618    96.4         233,324    96.7

Commercial business loans...........              1,915      1.3           2,171      .8           1,824      .8

Consumer loans:
   Other............................              5,828      3.9           6,488     2.4           5,320     2.2
   Secured by deposits..............                842       .6             994      .4             835      .3
                                               --------    -----        --------   -----        --------   -----
     Total consumer loans...........              6,670      4.5           7,482     2.8           6,155     2.5
                                               --------    -----        --------   -----        --------   -----

           Total Loans..............            148,115    100.0%        272,271   100.0%        241,303   100.0%
                                                           =====                   =====                   =====
Less:
   Unearned loan fees and discounts.                  8                      388                     482
   Allowance for loan losses........              2,556                    5,251                   3,429
                                              ---------                ---------               ---------
                                                  2,564                    5,639                   3,911
                                              ---------                ---------               ---------

           Net Loans................          $ 145,551                $ 266,632               $ 237,392
                                              =========                =========               =========

                                                      1993                    1992
                                                      ----                    ----
                                                   $         %             $         %
                                                   -         -             -         -
Real estate:
   Single-family residential:
     First mortgages................           $159,398     75.8%       $177,442    67.7%
     Second mortgages...............             24,851     11.8          54,386    20.7
   Construction and development.....              9,137      4.4           8,735     3.3
   Commercial real estate...........             10,781      5.1           8,817     3.4
                                               --------    -----        --------   -----
     Total real estate loans........            204,167     97.1         249,380    95.1

Commercial business loans...........              1,946       .9           3,692     1.4

Consumer loans:
   Other............................              2,884      1.4           7,088     2.7
   Secured by deposits..............              1,263       .6           1,987      .8
                                               --------    -----        --------   -----
     Total consumer loans...........              4,147      2.0           9,075     3.5
                                               --------    -----        --------   -----

           Total Loans..............            210,260    100.0%        262,147   100.0%
                                                           =====                   =====
Less:
   Unearned loan fees and discounts.                440                      864
   Allowance for loan losses........              3,039                    4,489
                                               --------                 --------
                                                  3,479                    5,353
                                               --------                 --------

           Net Loans................           $206,781                 $256,794
                                               ========                 ========

      The size of the Company's loan portfolio has declined significantly primarily due to sales of second mortgage loans, the sale of loans in connection with the sale of the Bank's Florida branches in 1994 and the sale of loans in connection with the sale of the Branches in 1996. Total loans decreased by an aggregate of $114.0 million or 43.5% from December 30, 1992 to December 31, 1996. During this period, the Company placed increased emphasis on single-family first mortgage loans which increased from 67.7% of total loans held for investment at December 31, 1992 to 70.0% of total loans held for investment at December 31, 1996. Single-family second mortgage loans declined substantially during such period from 20.7% of total loans held for investment at December 31, 1992 to 8.3% of total loans held for investment at December 31, 1996. The decline in second mortgage loans resulted from loan sales undertaken to reduce the regulatory risk-weighting of the Bank's assets and, thus, improve its risk-based capital ratio, while at the same time reducing earnings volatility associated with the amortization of deferred premiums and the increased credit risk associated with second mortgage loans. Construction loans increased from $8.7 million or 3.3% of total loans held for investment at December 31, 1992 to $17.2 million or 11.6% of total loans held for investment at December 31, 1996. The Company, through Essex First, is currently emphasizing its origination of construction loans with respect to single-family properties. Commercial real estate loans increased from 3.4% of total loans held for investment at December 31, 1992 to 4.3% of total loans held for investment at December 31, 1996, while commercial business loans declined from 1.4% of total loans held for investment to 1.3% of total loans held for investment at December 31, 1996. Consumer loans increased from 3.5% of total loans held for investment at December 31, 1992 to 4.5% of total loans held for investment at December 31, 1996. The Company has begun to emphasize the origination and purchase of various types of consumer loans and, consequently, expects the balance of such loans to increase.

      The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage and consumer loans) at December 31, 1996. Maturities are presented on a contractual basis. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Scheduled contractual principal repayments do not reflect the actual maturities of loans.

                                                    Commercial        Commercial
                                Construction        Real Estate        Business       Total
                                ------------        -----------        --------       -----
                                                       (dollars in thousands)
Amounts due:
    One year or less             $ 16,383              $  738           $  655       $ 17,776
    After one year through
      five years                      171               3,010            1,260          4,441
    Beyond five years                 636               2,565                -          3,201
                                 --------              ------           ------       --------
        Total                    $ 17,190              $6,313           $1,915       $ 25,418
                                 ========              ======           ======       ========

Interest rate terms on
    amounts due after one
    year:
      Fixed                     $     495              $1,563           $1,126       $  3,184
                                 ========              ======           ======       ========
      Adjustable                $     312              $4,012          $   134       $  4,458
                                 ========              ======           ======       ========

      Origination, Purchase and Sale of Loans. Historically, the Company has been primarily engaged in attracting deposits from the general public and using such deposits, together with advances from the FHLB and other sources of funds, to originate and purchase mortgage loans secured by first and second liens on single-family residential real estate. Historically, the Company has also engaged in the origination of construction loans (including residential development loans), and, to a lesser extent, commercial real estate loans, commercial business loans and consumer loans. In earlier years, the Bank operated as a wholesale financial institution and conducted its deposit gathering activities through a network of limited service branches that were designed to primarily accumulate large non-transactional deposit accounts. The Bank's lending activities were not generally conducted through its branch offices. Instead, substantially all of the Company's loan product was either originated by Essex First or purchased in the secondary market.

      As part of management's efforts to reposition the Bank's activities along the lines of a more traditional financial institution, the Bank converted its existing branch offices into full-service retail facilities, which will enable the Bank to, among other things, increase its origination of both consumer and mortgage loans directly through its branch network. Nevertheless, substantially all of the Company's mortgage loan product is expected to continue to be either originated by Essex First or purchased in the secondary market.

      Mortgage Banking Activities. Since 1992, Essex First has significantly expanded its mortgage banking operations in order to, among other things, increase the Company's level of loan originations that generate fee income. At December 31, 1996, Essex First conducted its operations out of four offices, which are located in Virginia Beach, Richmond, and Chester, Virginia, and Elizabeth City, North Carolina. Essex First also currently accepts applications through the Bank's branch office in Emporia, Virginia. During the years ended December 31, 1996, 1995, and 1994, Essex First originated $104.2 million, $101.8 million, and $116.5 million of loans (consisting primarily of both permanent and construction loans secured by single-family residential real estate). During such periods, $29.3 million, $26.3 million, and $33.6 million of such loans, respectively, were sold by Essex First to the Bank, with the remainder (excluding construction loans) being sold by Essex First primarily to other private investors in the secondary market.

      Although the majority of the Bank's loan product is currently originated by Essex First, Essex First was established primarily to increase the volume of loans being originated for sale to private investors in the secondary market. Such loan sales generate fee income, while avoiding the interest rate and credit risk associated with holding long-term fixed-rate mortgage loans in its portfolio. Loans originated by Essex First for sale in the secondary market are originated in accordance with terms, conditions and documentation prescribed by the FHLMC, FNMA and GNMA. However, Essex First does not generally sell mortgage loans to such government agencies and, instead, sells loans to private investors in the secondary market. Consequently, loans originated by Essex First for sale in the secondary market must also comply with any particular requirements of such private investors. Upon approval of a particular loan, Essex First provides an independent title company or attorney instructions to close the loan. Loan proceeds are disbursed and funded at the closing by Essex First. The loan documents are generally delivered to the private investor within 10 days of the closing and the price paid by the private investor for purchasing the loan is generally remitted within five to 10 days after such delivery. Although Essex First currently sells substantially all non-government conventional loans without recourse (so that losses incurred as a result of nonperformance with respect to the loan become the responsibility of the purchaser of the loan as of the date of the closing), Essex First has in the past occasionally sold non-government conventional loans in the secondary market with recourse, and may continue to sell certain government conventional loans in the secondary market with recourse. However, as of December 31, 1996 there were no loans outstanding which were previously originated and sold by Essex First in the secondary market with recourse.

      A majority of all residential mortgage loans originated by Essex First for sale in the secondary market are sold with servicing released to third party investors. Management anticipates that substantially all of the loans originated by Essex First and not sold with servicing released to third party investors are sold to the Bank, which enables the Company to retain the servicing. When loans are sold with servicing rights released to the buyer, the Company recognizes current income from receipt of servicing release fees. In the alternative, when loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. For additional information, see "- Loan Servicing" and "- Loan Fee Income."

      Management of the Bank and Essex First believe that "pipeline risk," which is created by offering loan applicants agreed upon interest rates for a future closing, is currently being minimized because Essex First's loan originators are compensated based on the purchase price they receive from the third party investors purchasing the loans. Therefore, in most cases, the loan originator will lock-in a purchase price with the third party investor simultaneously with making the rate commitment to the borrower and therefore eliminate any interest rate risk. If the loan is not locked-in simultaneously with the commitment to the borrower, any market movement that occurs prior to the third party investor locking-in the purchase price is shared by the loan originator and Essex First for the first 1% of the loan amount, while any additional market movement is reflected in the loan originator's compensation and not absorbed by Essex First or the Bank.

      Loan Purchases and Sales. The Bank purchases from Essex First single-family mortgage loans which generally have adjustable rates or a term to maturity of seven years or less. In addition, the Bank continues to purchase first mortgage loans secured by single-family residential properties from selected financial institutions and mortgage banking companies in the secondary market. Such loans generally consist of ARMs or fixed-rate loans with terms of five, seven, or to a lesser extent, 15 years. Such loan purchases are secured by properties located both within and outside the Bank's primary market. Purchased loans are generally made for immediate delivery. During the years ended December 31, 1995 and 1994, the Bank purchased $50.7 million and $45.7 million of loans, respectively, from various financial institutions and mortgage banking companies (other than Essex First) in the secondary market. However, the amount of loans purchased during 1995 was predominantly attributable to the Home Acquisition. The Company purchased less than $600,000 of loans in the secondary market during 1996 because of its emphasis on loan sales to accomodate the sale of the Branches.

      At December 31, 1996, 1995, and 1994, loans classified by the Company as held for sale amounted to $2.5 million, $3.3 million, and $1.5 million, respectively. Except for loans originated for sale in the secondary market by Essex First, it is generally management's intention to hold originated and purchased loans for investment. Under certain circumstances, however, the Company may sell loans originally acquired for investment in order to address needs regarding liquidity, regulatory capital, interest rate risk, or other objectives. During 1996, the Bank sold first mortgage loans totaling $118.3 million in order to provide funds for the sale of the Branches. See Note 5 on pages 50 and 51 of the Notes to Consolidated Financial Statements of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      Loan Underwriting. Applications for all types of loans offered by the Bank are taken at all of the Bank's branch offices. Applications for residential mortgage loans are taken at all of Essex First's offices. Residential mortgage loan applications are generally attributable to referrals from real estate brokers and builders, existing customers and, to a lesser extent, walk-in customers. Essex First also obtains applications for residential mortgage loans through several loan originators who solicit and refer mortgage loan applications to Essex First. These loan originators are compensated in part on a commission basis and provide convenient origination services during banking and nonbanking hours. During 1996, Essex First established a wholesale construction/permanent ("C/P") lending program. Currently a network of approximately 40 approved brokers are responsible for originating and processing C/P loans and submitting them to the Bank for underwriting approval.

      Loans purchased by the Bank from Essex First or other financial institutions and mortgage banking companies in the secondary market are underwritten by the Bank in accordance with its underwriting guidelines and procedures (which generally follow FHLMC and FNMA guidelines) and may be approved by various lending officers of the Bank within designated limits, which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. Specifically, when acting individually, the Chief Executive Officer and the Senior Underwriter are authorized to approve secured loans of up to $250,000 and unsecured loans of up to $25,000. When the Senior Underwriter acts together with the Chief Executive Officer, he is authorized to approve secured loans of up to $500,000 and unsecured loans of up to $50,000. All secured loans greater than $500,000 but not exceeding $750,000 require approval by the Bank's loan committee, which consists of the aforementioned officers, the Senior Loan Officer and the Chief Executive Officer of Essex First. All secured loans greater than $750,000 and all unsecured loans greater than $50,000 must be approved by the Bank's loan committee and the Board of Directors of the Bank. In addition, all loans committed or approved by the Bank's loan committee are reported to the Board of Directors on a monthly basis. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

      Loan Servicing. Essex Home services or subservices residential real estate loans owned by the Bank as well as for other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. The majority of the funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at nonaffiliated banks.

      Essex Home receives fees for servicing and/or subservicing mortgage loans. Such fees serve to compensate Essex Home for the costs of performing the servicing/subservicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. Servicing and subservicing fees are collected by Essex Home out of the monthly mortgage payments made by borrowers. For additional information concerning Essex Home and its servicing and subservicing portfolio, see "- Loan Fee Income."

      Real Estate Lending Standards. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Guidelines"). The Guidelines set forth, pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

      The policies must address certain lending considerations set forth in the Guidelines, including loan-to-value ("LTV") limits, loan administration procedures, underwriting standards, portfolio diversification standards, and documentation, approval and reporting requirements. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio, which is the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must include all senior liens when calculating this ratio. The Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). In most cases, the Company's loan underwriting guidelines with respect to LTV ratios are more stringent than the Guidelines set forth above.

      Single-Family Residential Real Estate Loans. As part of management's efforts to reposition the Bank along the lines of a more traditional thrift institution, the Bank has increased its emphasis on loans secured by first liens on single-family residential real estate. At December 31, 1996, $103.6 million or 70.0% of the Company's total loans held for investment consisted of such loans.

      In recent years, the Company has been emphasizing for its portfolio single-family residential mortgage adjustable-rate loans which provide for periodic adjustments to the interest rate. The loans currently emphasized by the Company have 30-year terms and an interest rate which adjusts annually in accordance with a designated index after a specified period has elapsed. Depending on the loan product selected by the borrower, this period can range from one year to seven years. In order to be competitive and generate production, the ARMs offered by the Company provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, the Company underwrites each loan on a basis that is no less stringent than the underwriting guidelines of the FNMA. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Approximately 53.7% of the permanent single-family residential loans in the Company's loan portfolio held for investment at December 31, 1996 had adjustable interest rates.

      The demand for adjustable-rate loans in the Company's primary market area has been a function of several factors, including the level of interest rates, the expectations of changes in the level of interest rates and the difference between the interest rates and loan fees offered for fixed-rate loans and adjustable-rate loans. The relative amount of fixed-rate and adjustable-rate residential loans that can be originated at any time is largely determined by the demand for each in a competitive environment.

      Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. In addition, the Company underwrites these loans based on a borrower's qualification at a fully-indexed interest rate.

      The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. Currently, fixed-rate single-family residential loans with terms to maturity of seven years or less are generally retained in the Company's portfolio while fixed-rate single-family residential loans with terms to maturity of over seven years are generally sold in the secondary market as market conditions permit. At December 31, 1996, approximately 46.3% of the permanent single-family residential loans held by the Company for investment consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the

Company's experience that such loans remain outstanding for a substantially shorter period of time.

      The Company is generally permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the LTV ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing a single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on loans which have a principal amount that exceeds 80% of the appraised value of the security property. The extent of coverage is dependent upon the LTV ratio at the time of origination.

      The Company generally requires title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. The properties securing all of the Company's mortgage loans originated or closed by the Bank and/or Essex First are appraised by independent appraisers that conform to guidelines established pursuant to FIRREA and regulations promulgated thereunder.

      Home equity line of credit loans have a maximum commitment of five years, which may be extended within the sole discretion of the Bank, and the interest rate is set at the Bank's prime rate plus a margin. The Company will lend up to a 90% LTV ratio and the loan can be secured by a primary or subordinate mortgage on the property. The Company will originate the loan even if another institution holds the first mortgage. At December 31, 1996, home equity lines of credit totaled $677,000 ($344,000 of which had been funded as of such date).

      Construction Loans. In recent years, the Company has been increasingly active in originating loans to construct primarily single-family residences. These construction lending activities generally are limited to the Company's primary market, with particular emphasis in the greater Richmond, Virginia market and the Tidewater, Virginia area. With the success of the builder/construction program in these areas, the Company is expanding this program to include counties in northeastern North Carolina. At December 31, 1996, construction loans amounted to $17.2 million or 11.6% of the Company's total loans held for investment. As of such date, the Company's entire portfolio of construction loans consisted of loans for the construction of single-family residences.

      The Company offers construction loans to individual borrowers as well as to local real estate builders, contractors and developers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a C/P mortgage loan basis. C/P loans are made to individuals who hold a contract with a licensed general contractor to construct their personal residence. The construction phase of the loan currently provides for monthly payments on an interest only basis at a designated prime rate (plus 100 basis points) for up to six months. Upon completion of construction, the loan converts to a permanent loan at either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential real estate financing. Essex First's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's C/P loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1996, the Company's C/P portfolio included 60 construction/permanent loans with an aggregate principal balance of $6.8 million (and an additional $7.8 million was subject to legally binding commitments but had not been advanced as of such date).

      The Company also offers construction loans to real estate builders, contractors and developers in order that they may construct single-family residences on both a presold and speculative basis. Construction loans to builders generally have a three-year note with annual renewals throughout the term, with payments being made monthly on an interest only basis (at 1% to 2% over a designated prime rate). Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant builders lines of credit up to designated amounts. These credit lines may be used for the purpose of construction of speculative (or unsold) residential properties. The Company will generally limit the number of homes that may be built by any individual builder or developer on a speculative basis depending on the builder's financial strength and total exposure to other lenders. Although at December 31, 1996, the Company did not have any real estate acquisition and development loans in its portfolio, the Company may in the future, on a case-by-case basis, grant a limited amount of real estate acquisition and development loans. At December 31, 1996, the Company's construction loan portfolio included 107 loans to 41 different builders with an aggregate principal balance of $9.0 million (and an additional $28.6 million was subject to legally binding commitments but had not been advanced as of such date). Of this $9.0 million of builder loans, approximately $8.0 million consisted of construction loans for which there were no contracts for sale at the time of origination.

      The Company intends to continue to increase its involvement in construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

      The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent loan-to-value (80% during the construction phase with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships or knowledge thereof.

      Commercial Real Estate Loans. The Company has also originated mortgage loans secured by multi-family residential and commercial real estate. At December 31, 1996, $6.3 million or 4.3% of the Company's total loans held for investment consisted of such loans.

      Commercial real estate loans originated by the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by small apartment buildings. At December 31, 1996, $1.4 million or 21.8% of the Company's total commercial real estate loans were comprised of multi-family residential loans.

      Although terms vary, commercial real estate loans generally are amortized over a period of up to 20 years and mature in seven years or less. The Company will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. Loan-to-value ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the Company's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional strength may be provided via mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

      Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting the extent of its commercial lending. In addition, the Company imposes stringent LTV ratios, requires conservative debt coverage ratios, and continually monitors the operation and physical condition of the collateral.

      Commercial Business Loans. From time to time, and in connection with its community bank activities, the Company has originated secured or unsecured loans for commercial, corporate, business and agricultural purposes. However, the Company's originations of commercial business loans and the total amount of commercial business loans in its loan portfolio have decreased in recent periods. At December 31, 1996, $1.9 million or 1.3% of the Company's total loans held for investment consisted of commercial business loans. The Company's commercial business loans consist primarily of loans and lines of credit secured by various equipment, machinery and other corporate assets.

      Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. The Company has recently begun to emphasize the origination and purchase of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At December 31, 1996, $6.7 million or 4.5% of the Company's total loans held for investment consisted of consumer loans. The consumer loans offered by the Company include automobile loans, boat and recreational vehicle loans, mobile home loans, home equity line of credit loans, loans secured by deposit accounts and unsecured personal loans.

      The Company currently offers loans secured by deposit accounts, which amounted to $842,000 at December 31, 1996. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. At December 31, 1996, the Company's loan portfolio also included $2.1 million of automobile loans, $475,000 of mobile home loans and $73,000 of boat and recreational vehicle loans. The Company also offers home equity lines of credit in amounts up to 90% of the appraised value of the property, including the amount of any existing prior liens.

      Consumer loans generally have shorter terms and higher interest rates than mortgage loans but generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower.

      Loan Fee Income. In addition to interest earned on loans, the Company receives income through servicing of loans, unamortized loan fees in connection with loan sales and fees in connection with loan modifications, late payments, prepayments and for miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and type of loans made and competitive conditions.

      In connection with its loan origination activities, the Company often charges loan origination fees that are calculated as a percentage of the amount borrowed. The Company generally charges a borrower on a single-family home loan a loan origination fee based on the principal amount of the loan, with the actual amount being dependent upon, among other things, the interest rate and market conditions at the time the loan application is taken. These fees are in addition to appraisal and other fees paid by the borrower to the Company at the time of the application. The Company's policy is to defer all loan origination fees net of direct origination costs and amortize those fees over the contractual lives of the related loans. Amortization of loan fees is included in interest income. Nevertheless, the predominant portion of the Company's loans are originated for resale and, consequently, related net loan fees are recognized as mortgage banking income upon consummation of the loan sales.

      When loans are sold with servicing rights released to the buyer, the Company also recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan, which is dependent upon, among other things, the interest rate and market conditions at the time the sales price is committed to by the buyer. Sales prices for loans originated for resale are generally committed to with a buyer at the time of origination in order to minimize the Company's interest rate risk. When loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. Recognition of such gains creates originated mortgage servicing rights ("OMSRs") for the Company on a consolidated basis, which are capitalized and amortized against servicing fee income over the estimated remaining lives of the related loans. OMSRs amounted to $1.1 million, $1.6 million, and $2.1 million at December 31, 1996, 1995 and 1994, respectively. For additional information regarding the Company's servicing assets, see Note 2 of the Notes to Consolidated Financial Statements on pages 44 through 47 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      Through Essex Home, the Company services loans that are owned by the Bank and other investors. At December 31, 1992, Essex Home serviced or subserviced approximately 24,200 loans with principal balances outstanding of $1.4 billion. At December 31, 1996, approximately 13,300 loans with principal balances of $1.1 billion were serviced or subserviced by Essex Home, a reduction that reflects the sale of EMC's PMSRs in connection with the restructuring of the Essex 11's. However, on February 28, 1997, the Company was notified by its largest subservicing client of its intention not to renew its contract beyond June 1, 1997. As of December 31, 1996, the Company serviced approximately 7,000 loans totaling $858.9 million for this client and servicing fee income for 1996 included approximately $409,000 attributable to servicing activities performed for this client. While the Company's management has intensified its marketing efforts in order minimize the impact of this loss on the earnings performance of Essex Home and the Company, no assurances can be made that this significant servicing volume can be replaced in its entirety in the near term. Management believes, however, that its marketing efforts will be buoyed by the much-improved capital position of the Bank. In the meantime, the Company is examining expenses associated with the servicing of this client in contemplation of reductions to minimize the loss in servicing fee income.

Asset Quality

      Delinquent Loans. When a borrower fails to make a required payment on a loan, the Company attempts to cure the deficiency by contacting the borrower and seeking payment. Contacts are generally made on the 15th day after a payment is due and a late charge is assessed at such time. In most cases, deficiencies are cured promptly. If a delinquency extends beyond 30 days, the loan and payment history is carefully reviewed, additional notices are sent to the borrower and additional efforts are made to collect the loan. While the Company generally prefers to work with borrowers to resolve such problems, when the account becomes 90 days delinquent, the Company institutes foreclosure or other proceedings, as necessary, to minimize any potential loss.

      The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:

                                                       December 31,
                                         -----------------------------------------
                                               1996                   1995                   1994
                                         ----------------    ----------------------    -----------------
                                         Amount   Percent       Amount    Percent      Amount    Percent
                                         ------   -------       ------    -------      ------    -------
                                                             (dollars in thousands)
      30-59 days (1).................    $1,156     .78%        $2,222     .82%       $   895     .37%
      60-89 days (1).................       335     .23            942     .34            641     .27
      90 or more days (1), (2).......     2,938    1.98          6,258    2.30          7,313    3.03
                                         ------    ----         ------    ----         ------    ----
                                         $4,429    2.99%        $9,422    3.46%        $8,849    3.67%
                                         ======    ====         ======    ====         ======    ====

      (1)   Includes at December 31, 1996, $185,000, $70,000 and $611,000 of
            loans delinquent 30-59 days, 60-89 days and 90 days or more, respectively, which were acquired in connection the Home Acquisition. Includes at December 31, 1995, $977,000, $381,000 and $1.2 million of loans delinquent 30-59 days, 60-89 days and 90 days or more, respectively, which were acquired in connection with the Home Acquisition.

      (2) Includes $30,000, $177,000, and $539,000 of loans that were accruing interest at December 31, 1996, 1995, and 1994, respectively.

      Nonperforming Assets. All loans are reviewed on a regular basis and are placed on nonaccrual status based on the loan's delinquency status, an evaluation of the related collateral, and the borrower's ability to repay the loan. Generally, loans past due more than 90 days are placed on nonaccrual status; however, in instances where the borrower has demonstrated an ability to make timely payments, loans past due more than 90 days are returned to an accruing status. Such loans may be returned to accruing status, even though the loans have not been brought fully current, provided two criteria are met: (i) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (ii) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower. Consumer loans generally are charged-off or fully reserved for when the loan becomes over 120 days delinquent. When a loan is placed on nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

      In certain circumstances, for reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower that it would not otherwise consider. Such restructuring of troubled debt may include a modification of loan terms and/or a transfer of assets (or equity interest) from the borrower to the Company.

      If a foreclosure action is instituted with respect to a particular loan and the loan is not reinstated, paid in full or refinanced, the property is sold at a foreclosure sale in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired property is classified as foreclosed property until it is sold. Properties acquired in settlement of loans are initially recorded at fair value less estimated cost to sell. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair market value less the estimated cost to sell. Costs incurred in connection with ownership of the property, including interest on senior indebtedness, are expensed to the extent not previously allowed for in calculating fair value less estimated cost to sell. Costs relating to the development or improvement of the property are capitalized to the extent these costs increase fair value less estimated cost to sell. Sales of foreclosed properties are recorded under the accrual method of accounting. Under this method, a sale is not recognized unless the buyer has assumed the risks and rewards of ownership, including an adequate cash down payment. Until the contract qualifies as a sale, all collections are recorded as deposits.

         In recent periods, foreclosed properties also included loans classified as in-substance foreclosures. Such loans were identified as in-substance foreclosures when all of the following had occurred: (i) the borrower had little or no equity remaining in the underlying collateral, (ii) repayment of the loan could be expected only from the operation or sale of the collateral, and (iii) the borrower had formally or effectively abandoned control of the collateral to the Company or it was doubtful the borrower could rebuild equity in the collateral or repay the loan in the foreseeable future. During 1993, the Company adopted SFAS No. 114, which limits loans classified as in-substance foreclosures to those in which the creditor receives physical possession of the debtor's assets regardless of whether formal foreclosure proceedings have occurred. As a result, loans previously classified as in-substance foreclosures were reclassified during 1993 from foreclosed properties to collateral-dependent real estate loans. The prior period has also been restated to reflect the reclassification of in-substance foreclosures, net of allowance for losses, to collateral-dependent real estate loans.

      The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated.

                                                                           December 31,
                                                 -----------------------------------------------------------------
                                                        1996                   1995                     1994
                                                        ----                   ----                     ----
                                                             % of                    % of                    % of
                                                             Total                   Total                   Total
                                                 Amount      Loans       Amount      Loans       Amount      Loans
                                                 ------      -----       ------      -----       ------      -----
                                                                      (dollars in thousands)
Nonaccrual loans, net:
   Single-family residential................     $2,513      1.70%      $  2,959     1.09%      $  3,158     1.31%
   Construction.............................        220       .15            378      .14          1,253      .52
   Commercial...............................         22       .01          2,636      .97          2,306      .96
   Consumer.................................        153       .10            108      .04             57      .02
                                                 ------      ----       --------     ----       --------     ----
     Total nonaccrual loans.................      2,908      1.96          6,081     2.24          6,774     2.81

Accruing loans 90 days or more past due.....         30       .02            177      .06            539      .22

Troubled debt restructurings................        223       .15            143      .05          1,049      .44
                                                 ------      ----       --------     ----       --------     ----
     Total nonperforming loans..............      3,161      2.13          6,401     2.35          8,362     3.47

Foreclosed properties, net..................      2,054      1.39          4,856     1.78          5,290     2.19
                                                 ------      ----       --------     ----       --------     ----

     Total nonperforming assets.............     $5,215      3.52%       $11,257     4.13%       $13,652     5.66%
                                                 ======      ====        =======     ====        =======     ====

Nonperforming loans to total loans..........                 2.13%                   2.35%                   3.47%
Nonperforming assets to total assets........                 2.99                    3.32                    4.61
Allowance for loan losses to total loans....                 1.73                    1.93                    1.42
Allowance for loan losses to nonaccrual
   loans....................................                87.90                   86.35                   50.62
Allowance for loan losses to nonperforming
   loans....................................                80.86                   82.03                   41.01

                                                        1993                   1992
                                                        ----                   ----
                                                             % of                    % of
                                                             Total                   Total
                                                 Amount      Loans       Amount      Loans
                                                 ------      -----       ------      -----
Nonaccrual loans, net:
   Single-family residential................   $  4,801      2.28%       $10,101     3.85%
   Construction.............................         17       .01              7        -
   Commercial...............................        513       .25          3,703     1.41
   Consumer.................................         93       .04            196      .08
                                               --------      ----        -------     ----
     Total nonaccrual loans.................      5,424      2.58         14,007     5.34

Accruing loans 90 days or more past due.....      1,136       .54            139      .05

Troubled debt restructurings................      2,948      1.40          2,300      .88
                                               --------      ----        -------     ----
     Total nonperforming loans..............      9,508      4.52         16,446     6.27

Foreclosed properties, net..................      8,582      4.08          8,371     3.20
                                               --------      ----        -------     ----

     Total nonperforming assets.............    $18,090      8.60%       $24,817     9.47%
                                                =======      ====        =======     ====

Nonperforming loans to total loans..........                 4.52%                   6.27%
Nonperforming assets to total assets........                 4.63                    5.92
Allowance for loan losses to total loans....                 1.45                    1.72
Allowance for loan losses to nonaccrual
   loans....................................                56.03                   32.05
Allowance for loan losses to nonperforming
   loans....................................                31.96                   27.30

      Gross interest income that would have been recorded during the years ended December 31, 1996, 1995, and 1994 if the Company's nonaccrual loans at the end of such periods had been performing in accordance with their terms during such periods was $291,000, $678,000, and $406,000, respectively.

      The $2.9 million of nonaccrual loans at December 31, 1996 consisted of $2.5 million of loans secured by single-family residential property, $220,000 of construction loans (which were secured by residential property), $22,000 of loans secured by commercial property and $153,000 of consumer loans. The $30,000 of accruing loans 90 days or more past due at December 31, 1996 consisted of one loan secured by single-family residential property. The $223,000 of troubled debt restructurings at December 31, 1996 consisted of four loans secured by single-family residential property, one secured commercial loan and one unsecured loan.

      The Company's decrease in nonaccrual loans during 1996 occurred primarily in loans secured by commercial property. This $2.6 million decrease was attributable to the $2.7 million charge-off of a loan made by the Bank in 1990 in the amount of $1.75 million for the purpose of acquiring a 360-unit low-income apartment complex located in Richmond, Virginia, and renovating 124 unrentable units (the "Richmond Apartments loan"). The loan was modified several times and the property was sold to a third party which assumed and became the principal obligor (albeit on a nonrecourse basis) with respect to the $1.75 million loan. In addition to the modification with the Bank, the purchaser succeeded in gaining the cooperation of the City of Richmond for extensive renovations to the apartment complex. The Bank received regulatory approval to utilize its salvage powers and in October 1994 the Bank committed to advance an additional $1.3 million to finance contemplated improvements, of which $955,000 had been advanced as of December 31, 1995. Therefore, the total balance of loans to the third party purchaser totaled $2.7 million at December 31, 1995. Additional funds were advanced during 1996 bringing the loan to $2.8 million when management concluded that the sale of the apartment complex, which was intended to be the source of repayment of the Richmond Apartments loan, would not occur in the foreseeable future and the loan was charged off in its entirety in 1996.

      The Company's $164,000 foreclosed property at December 31, 1996 consisted of six residential lots, which resulted from a real estate loan which was originated in 1990 in the amount of $1.1 million and was secured by 14 residential lots located in the Outer Banks of North Carolina. During 1994, the borrower sold five of the lots which reduced the principal balance of the loan. Consequently, as of December 31, 1994, the loan balance was reduced to $895,000 and the loan was secured by nine residential lots. On January 3, 1995, the Bank learned of the principal borrower's death and the loan was placed in nonaccrual status. The Bank received no principal or interest payments since that time and foreclosed on the lots in July 1995. The Company has recognized $477,000 of charge-offs on this credit. During 1996, the Company sold three of the lots. Subsequent to December, 1996, the Bank has sold an additional five lots and continues to market the single remaining lot for sale.

      During 1996, the Company completed the sale of its largest foreclosed property at December 31, 1995, which consisted of 2,554 acres of farmland located in Currituck County, North Carolina. The Company recognized $1.8 million of charge-offs on this credit that originated in 1990 with an aggregate principal balance of $3.3 million. Upon completion of the sale, the Company recognized a gain of $295,000 during 1996.

      Also, during 1996 the Company completed the sale of the fourteen undeveloped lots and eight townhouse pads located in Richmond, Virginia it held at December 31, 1995 with an aggregate net carrying value of $321,000. This credit originated in 1988 as a $5.0 million unsecured commercial business loan to a real estate development and property management company. The loan was restructured in 1992 and the Bank accepted the property described above, an interest in the cash flows of a partnership (which had a net carrying value of $200,000 as of December 31, 1996), whose sole function was to develop and sell a single tract of land, and $350,000 in cash in consideration for terminating the note. The Company charged off an aggregate of $4.0 million with respect to the restructuring. Upon completion of the sale of the remaining lots during 1996, the Company recognized a gain of $69,000.

      In addition, the Company through ECC (a subsidiary of the Bank and EMC) is a preferred stockholder of Essex Commercial Mortgage Corporation ("ECMC"), a commercial real estate brokerage firm and an affiliate of the borrower of the $5.0 million unsecured commercial business loan discussed above. ECC's investment in ECMC originally amounted to $410,000, prior to a reserve for potential loss of $40,000 recorded at December 31, 1991. In connection with the final settlement with the borrower, an agreement was reached to redeem the preferred stock, the reserve was eliminated and the investment in ECMC was reduced to $307,500. The majority owner of the borrower has personally endorsed a note held by ECMC that was made by the borrower. Payments on the note represent the source of funds for the stock redemption. As further collateral for the note between ECMC and the borrower, a general partnership interest in an office/warehouse building was pledged by the borrower. The personal endorsement and pledged partnership interest are for the sole benefit of ECC and their value is now limited to $195,000, which was the carrying value of the ECMC preferred stock at December 31, 1996.

      For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets" on pages 15 through 17 and Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 53 through 55 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a high possibility of loss. An asset classified as loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also must be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. Assets classified as substandard or doubtful require the institution to establish general allowances for loan losses. If an asset or portion thereof is classified as loss, the insured institution must either establish specific allowances for loan losses in the amount of 100% of the portion of the asset classified loss, or charge-off such amount. General loss allowances established to cover possible losses related to assets classified substandard or doubtful may be included in determining an institution's risk-based capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

      In addition to the nonperforming assets discussed above, at December 31, 1996, the Company had classified for regulatory and internal purposes an additional $2.7 million of assets, $2.2 million of which were classified substandard, $119,000 of which were classified doubtful and $378,000 of which were classified loss.

      Allowance for Losses on Loans and Foreclosed Properties. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of the inherent risks in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. For additional information, see Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 53 through 55 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                                        Year Ended December 31,
                                                    -----------------------------------------------------------
                                                     1996         1995           1994        1993        1992
                                                     ----         ----           ----        ----        ----
                                                                       (dollars in thousands)
Loans, net of unearned fees and discounts:
     Year-end..................................     $148,107     $271,883      $240,821    $209,820    $261,283
     Average outstanding during period.........      216,803      251,108       218,806     267,143     298,365

Allowance for loan losses:
     Balance, beginning of year................     $  5,251     $  3,429      $  3,039    $  4,489    $  5,454
     Allowance transferred in connection
         with the Home Acquisition.............           --          500            --          --          --
     Provision for loan losses.................        1,411        2,477         1,604       1,085       4,569
                                                    --------     --------      --------    --------    --------
                                                       6,662        6,406         4,643       5,574      10,023
     Charge-offs, net of recoveries (1):
         Commercial (2)........................        2,892          644            --          82       1,660
         Real estate - mortgage................          894          494         1,255       2,248       3,763
         Consumer .............................          320           17           (41)        205         111
                                                    --------     --------      --------    --------    --------
              Total (2)........................        4,106        1,155         1,214       2,535       5,534
                                                    --------     --------      --------    --------    --------
     Balance, end of year......................     $  2,556     $  5,251      $  3,429    $  3,039    $  4,489
                                                    ========     ========      ========    ========    ========

Ratio of net charge-offs to average
  outstanding loans (2)........................        1.89%          .46%          .55%        .95%       1.85%
Allowance for loan losses to year-end
  total nonperforming loans....................       80.86%        82.03%        41.01%      31.96%      27.30%
Allowance for loan losses to year-end
  loans, net of unearned fees and discounts....        1.73%         1.93%         1.42%       1.45%       1.72%

(1) Recoveries of prior loan charge-offs were not significant for the periods presented.

(2) Charge-offs during 1996 include the $2.8 million write-off of the Richmond Apartments loan. Excluding the impact of this charge-off, the ratio of net charge-offs to average outstanding loans for 1996 was .59%.

      The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                             December 31,
                       -------------------------------------------------------------------------------------------
                            1996              1995                1994                 1993             1992
                       ---------------   ---------------    ----------------    ----------------  ----------------
                       Amount  Percent   Amount  Percent    Amount   Percent    Amount   Percent  Amount   Percent
                       ------  -------   ------  -------    ------   -------    ------   -------  ------   -------
                                                        (dollars in thousands)

Residential mortgage   $1,636    89.9%   $2,607    92.5%     2,068    91.9%     $2,080    92.0%   $2,895    91.7%
Commercial (1)            505     5.6     1,530     4.7        861     5.6         387     6.0       598     4.8
Consumer                  299     4.5       323     2.8        467     2.5         424     2.0       195     3.5
Unallocated               116      --       791      --         33      --         148      --       801      --
                       ------   -----    ------   -----     ------   -----      ------   -----    ------   -----
                       $2,556   100.0%   $5,251   100.0%    $3,429   100.0%     $3,039   100.0%   $4,489   100.0%
                       ======   =====    ======   =====     ======   =====      ======   =====    ======   =====

(1)   Includes commercial real estate and commercial business loans.

      The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:

                                                          Year Ended December 31,
                                                  ----------------------------------------
                                                  1996             1995              1994
                                                  ----             ----              ----
                                                          (dollars in thousands)
      Balance at beginning of year.............   $199             $ 418           $   724
      Provision for losses on
        foreclosed properties..................    (21)               79             1,923
                                                  ----             -----           -------
                                                   178               497             2,647
      Charge-offs on foreclosed properties.....      1              (298)           (2,229)
                                                  ----             -----           -------
      Balance at end of year...................   $179             $ 199           $   418
                                                  ====             =====           =======

Investment Activities

      Mortgage-Backed Securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include the FHLMC, the FNMA and the GNMA.

      The FHLMC is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured savings institutions. The FHLMC issues participation certificates backed principally by conventional mortgage loans. The FHLMC guarantees the timely payment of interest and the ultimate return of principal. The FNMA is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. The FNMA guarantees the timely payment of principal and interest on FNMA securities. FHLMC and FNMA securities are not backed by the full faith and credit of the United States, but because the FHLMC and the FNMA are Quasi-Government and U.S. Government-sponsored enterprises, respectively, these securities are considered to be among the highest quality investments with minimal credit risks. The GNMA is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. GNMA securities are backed by FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on GNMA securities are guaranteed by the GNMA and backed by the full faith and credit of the U.S. Government. Because the FHLMC, the FNMA and the GNMA were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of independent companies have established their own home-loan origination and securitization programs.

      Mortgage-backed securities typically are issued with stated principal amounts, and the securities are backed by pools of mortgages that have loans with interest rates that are within a range and have varying maturities. The characteristics of the underlying pool of mortgages, i.e., fixed-rate or adjustable-rate, as well as prepayment risk, are passed on to the certificate holder. The life of a mortgage-backed pass-through security thus approximates the life of the underlying mortgages.

      The Company's mortgage-backed securities include collateralized mortgage obligations ("CMOs"), which include securities issued by entities which have qualified under the Internal Revenue Code (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by the FNMA, the FHLMC or the GNMA. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

      Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

      The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated:

                                                       At or For the Year Ended December 31,
                                                    ------------------------------------------
                                                      1996              1995             1994
                                                      ----              ----             ----
                                                               (dollars in thousands)
      Balance at beginning of year............      $15,650            $18,223         $27,241
      Purchases (1)...........................           --                 --           4,813
      Sales...................................       (9,915) (2)            --          (9,840)
      Repayments..............................       (3,668) (3)        (2,724)         (4,028)
      Amortization............................           (8)                (3)            (59)
      Valuation adjustments...................         (154)               154              96
                                                    -------            -------         -------
      Balance at end of year..................      $ 1,905            $15,650 (4)     $18,223
                                                    =======            =======         =======

      Weighted average coupon at end
         of year..............................         6.40%             7.25%            7.04%
                                                    =======            =======         =======

      (1)   Includes applicable premiums and discounts.

      (2) Represents sale of mortgage-backed securities in connection with the sale of branches during 1996.

      (3) Includes the termination and reclassification of a company-issued second mortgage REMIC totaling $2.7 million from mortgage-backed securities to loans.

      (4) Includes $13.7 million of mortgage-backed securities classified as available for sale at December 31, 1995.

      The Company's investment in mortgage-backed securities at December 31, 1996 consists solely of a $1.9 million FNMA guaranteed adjustable rate REMIC. The Company does not currently own and does not anticipate investing in mortgage-backed securities that would be deemed "high risk" securities pursuant to OTS Thrift Bulletin 52. The Company's mortgage-backed securities are carried in accordance with generally accepted accounting principles. See Note 7 of the Notes to Consolidated Financial Statements on pages 52 through 53 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      Investment Securities. Federally-chartered savings institutions have authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various Federal agencies and of state and municipal governments, certificates of deposit at federally-insured banks and savings and loan associations, certain bankers' acceptances and Federal funds. Subject to various restrictions, federally-chartered savings institutions may also invest a portion of their assets in commercial paper, corporate debt securities and mutual funds, the assets of which conform to the investments that federally-chartered savings institutions are otherwise authorized to make directly.

      The Bank's investment securities portfolio is managed by the Treasurer of the Bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis and by the Asset and Liability Management Committee as circumstances warrant. The Bank currently emphasizes lending activities in order to increase the weighted average yield on the Bank's interest-earning assets. The Bank's investment securities are carried in accordance with generally accepted accounting principles. See Note 6 of the Notes to Consolidated Financial Statements on pages 51 through 52 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                                                      December 31,
                                       -------------------------------------------------------------------------
                                                1996                      1995                       1994
                                       ---------------------     ----------------------    ----------------------
                                       Carrying       Market     Carrying      Market      Carrying      Market
                                         Value        Value       Value        Value        Value        Value
                                         -----        -----       -----        -----        -----        -----
                                                                 (dollars in thousands)
     U.S. Government securities......    $1,003       $1,003     $  1,000     $    999     $  3,996     $  3,929
     U.S. Government agency
        securities (1)...............     5,000        4,887        6,998        6,841        6,991        6,332
     FHLB stock......................     2,540        2,540        3,603        3,603        4,887        4,887
                                         ------       ------     --------     --------     --------     --------
         Total (2)...................    $8,543       $8,430      $11,601      $11,443      $15,874      $15,148
                                         ======       ======      =======      =======      =======      =======

      (1) Of the $5.0 million of U.S. Government agency securities held for investment at December 31, 1996, $3.0 million consisted of a bond issued by the FNMA and $2.0 million consisted of a note issued by the FHLB. The $3.0 million FNMA bond adjusts monthly based on the 11th District cost of funds and qualifies for regulatory liquidity. The $2.0 million FHLB note adjusts semi-annually based on the yield of three-year constant maturity treasury notes.

      (2) Does not include investment securities classified as available for sale which consisted of a $9,000, $1.5 million and $828,000 investment in a money market mutual fund at December 31, 1996, 1995 and 1994, respectively.

      Information regarding the carrying values, contractual maturities and weighted average yield of the Company's investment securities held for investment (excluding FHLB stock) at December 31, 1996 is presented below.

                                                    One Year  After One to  After Five to  Over 10
                                                    or Less   Five Years       10 Years      Years        Total
                                                    -------   ----------       --------      -----        -----
                                                                          (dollars in thousands)
     U.S. Government securities.............        $1,003    $    --         $    --     $     --       $1,003
     U.S. Government agency securities......         3,000      2,000              --           --        5,000
                                                    ------    -------         -------     --------       ------
         Total                                      $4,003    $ 2,000         $    --     $     --       $6,003
                                                    ======    =======         =======     ========       ======

     Weighted average yield.................         4.45%       5.23%             --%          --%        4.72%
                                                    ======    =======         =======     ========       ======

Sources of Funds

      General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, prepayments, advances from the FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes, including asset/liability management.

      Deposits. Deposits obtained through bank branch offices of the Company have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's current deposit products include regular passbook and statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 90 days to 60 months, mini-jumbo (generally $25,000 - $100,000) and jumbo (generally greater than $100,000) certificates of deposit and individual retirement accounts.

      The Bank had previously operated as a wholesale financial institution which conducted its deposit gathering activities through a network of limited service branches that were designed to primarily accumulate large non-transactional deposit accounts by offering attractive interest rates. The Bank's prior business strategy consisted of offering a limited number of deposit products to various businesses and high income and net worth individuals, which strategy was expected to reduce the Bank's operating costs per transaction. The Bank was able to attract such accounts (i.e., mini-jumbo certificates of deposit) by offering rates of interest that were higher than the average rates paid by the Bank's competitors.

      The Bank's deposits are currently obtained primarily from residents in its primary market area. The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. Currently, the Company does not advertise for retail deposits outside of its local market area or utilize the services of deposit brokers. Management estimates that as of December 31, 1996, deposit accounts totaling $4.5 million or 3.5% of the Bank's total deposits were held by nonresidents of Virginia or North Carolina. These out-of-market deposits include jumbo certificates of deposits owned largely by financial institutions which totaled $2.8 million at December 31, 1996, and represented a decline from the $3.9 million of such certificates at December 31, 1995. These jumbo certificates of deposit were obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Company and were not obtained through deposit brokers.

      The following table sets forth the average balances of the Company's deposits for the periods indicated:

                                                                   Year Ended December 31,
                                         ----------------------------------------------------------------------
                                                 1996                       1995                    1994
                                         -------------------         -----------------      --------------------
                                         Average                      Average               Average
                                         Amount         Rate          Amount      Rate      Amount        Rate
                                         ------         ----          ------      ----      ------        ----
                                                                   (dollars in thousands)
     Noninterest-bearing deposits...     $  1,433          --%       $  1,285        --%     $    927        --%
     Interest checking and
         passbook savings...........        6,782        3.33           5,465      3.33         5,224      3.32
     NOW accounts...................        5,332        2.80           4,859      2.85         4,866      2.73
     Money market accounts..........       21,104        4.50          21,760      4.14        40,429      3.41
     Certificates of deposit:
         Consumer...................       92,771        5.83          95,363      5.99        51,321      4.90
         Mini-jumbo.................       71,269        5.69          90,216      5.60       131,197      4.70
         Jumbo......................       19,670        5.86          28,026      5.46        34,205      4.50
                                         --------                    --------                --------
                                         $218,361                    $246,974                $268,169
                                         ========                    ========                ========

      The following table shows the interest rate and maturity information for the Company's time deposits at December 31, 1996.

                                                                    Maturity Date
                                    -------------------------------------------------------------------------
                                    One Year                                             Over
                                    or Less          1-2 Years         2-3 Years        3 Years         Total
                                    -------          ---------         ---------        -------         -----
                                                                  (dollars in thousands)
4.01% to 5.00%.............          $ 5,064        $       15        $        2       $       -       $  5,081
5.01% to 6.00%.............           48,798            18,531             5,379           2,414         75,122
6.01% to 7.00%.............            7,093             5,934             4,766           3,704         21,497
7.01% to 8.00%.............              307               589               236           2,804          3,936
8.01% to 9.00%.............                -                31                 -               6             37
                                     -------           -------           -------          ------       --------
                                     $61,262           $25,100           $10,383          $8,928       $105,673
                                     =======           =======           =======          ======       ========

      The following table shows the Company's certificates of deposit of $100,000 or more outstanding at the dates indicated:

                                                                          December 31,
                                                       ------------------------------------------------
                                                         1996                1995                1994
                                                         ----                ----                ----
                                                                     (dollars in thousands)
      3 months or less........................         $  2,709            $  6,638            $  5,831
      Over 3 through 6 months.................            3,505              11,270               9,432
      Over 6 through 12 months................            2,625              12,834               8,836
      Over 12 months .........................            5,919              10,489              10,309
                                                       --------            --------            --------
               Total..........................         $ 14,758            $ 41,231            $ 34,408
                                                       ========            ========            ========

      The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

      Borrowings. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and mortgage-backed securities, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank had a $2.5 million investment in stock of the FHLB at December 31, 1996, which was in compliance with this requirement. At December 31, 1996, the Bank had $25.7 million of advances outstanding from the FHLB.

      The following table presents certain information regarding the Company's FHLB advances at the dates and for the periods indicated:

                                                                At or For the Year Ended December 31,
                                                         -------------------------------------------------
                                                          1996                  1995                 1994
                                                          ----                  ----                 ----
                                                                       (dollars in thousands)
         Balance at end of period..................      $25,690               $29,833             $58,952
         Weighted average interest rate
              at end of period.....................         6.14%                 6.00%              5.97%
         Maximum amount outstanding
              at any month's end...................      $29,833               $59,952             $97,387
         Average amount outstanding
              during the period....................      $27,137               $46,617             $50,034
         Weighted average interest rate
              during the period....................         5.99%                 6.00%               5.54%

      The outstanding FHLB advances at December 31, 1996 mature as follows:

                                                             December 31,
                                                                 1996
                                                                 ----
                                                            (in thousands)

                  1997....................................       16,144
                  1998....................................        7,138
                  1999....................................        1,808
                  2000....................................          600
                                                                -------
                                                                $25,690
                                                                =======

      The Company's notes payable amounted to $96,000, $120,000, and $2.7 million at December 31, 1996, 1995, and 1994, respectively. Notes payable at December 31, 1996 and 1995 consisted solely of a note payable to the former president of Home Bancorp and Home Savings. The note accrues interest at 9.50% per annum. The note is due in five equal annual installments, plus accrued interest thereon. The decrease in notes payable from December 31, 1994 to December 1995 was attributable to the $2.5 million of notes payable to PWC, which were forgiven effective September 15, 1995 in connection with the Home Acquisition. Also, in March 1995, EMC's credit facility was paid in full through a sale to a third party of substantially all of the underlying collateral and through the forgiveness of debt totaling approximately $262,000.

      The Company's subordinated capital notes amounted to $628,000 and $616,000 at December 31, 1995 and 1994, respectively. During 1989 and 1990, one of the Bank's predecessor savings institutions sold $3.3 million of subordinated capital notes with a ten-year maturity. The notes were issued in minimum denominations of $2,500 at interest rates ranging between 11.5% and 12.0%. In July 1993, the Bank redeemed $2.8 million of the subordinated capital notes. In August 1996, the Bank redeemed the remaining subordinated capital notes at par in their entirety.

Competition

      The Company faces strong competition both in attracting deposits and making real estate and other loans. Its most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in Virginia and North Carolina, including many large financial institutions which have greater financial and marketing resources available to them. In addition, the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Company to attract and retain savings deposits depends on its ability to generally provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities.

      The Company experiences strong competition for real estate and other loans principally from other savings institutions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers. Competition may increase as a result of the continuing reduction of restrictions on the interstate operations of financial institutions.

Employees

      As of December 31, 1996, the Company employed 102 full-time employees and 12 part-time employees.

Regulation of the Company

      General. The Company is a savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"). As such, the Company is subject to OTS regulations, examinations, supervision and reporting requirements. As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

      Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association; (ii) transactions between the savings association and its affiliates; and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to, the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

      Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

      In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1996, the Bank was in compliance with the above restrictions.

      Restrictions on Acquisitions. Except under limited circumstances, savings and loan holding companies are prohibited from acquiring, without prior approval of the Director of the OTS, (i) control of any other savings association or savings and loan holding company or substantially all the assets thereof or (ii) more than 5% of the voting shares of a savings association or holding company thereof which is not a subsidiary. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock, may acquire control of any savings association, other than a subsidiary savings association, or of any other savings and loan holding company.


Regulation of the Bank

      General. The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The investment and lending authority of savings associations are prescribed by federal laws and regulations and they are prohibited from engaging in any activities not permitted by such laws and regulations. Those laws and regulations generally are applicable to all federally chartered savings associations and may also apply to state-chartered savings associations. Such regulation and supervision is primarily intended for the protection of depositors.

      FIRREA imposed limitations on the aggregate amount of loans that a savings association could make to any one borrower, including related entities. See "- Lending Activities - General" for a discussion of such limitations.

      The OTS' enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

      Insurance of Accounts. The deposits of the Bank are insured up to $100,000 per insured member (as defined by law and regulation) by the SAIF administered by the FDIC and are backed by the full faith and credit of the United States Government. As insurer, the FDIC is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious threat to the FDIC. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action.

      The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which could result in termination of the Bank's deposit insurance.

      The FDIA, as amended on December 31, 1991, required the FDIC to promulgate regulations which establish a risk-based assessment system, and gave the FDIC the authority to promulgate regulations governing the transition from a fixed-rate assessment system to a risk-based assessment system. Under FDIC regulations, institutions are assigned to one of three capital groups - "well capitalized," "adequately capitalized" and "undercapitalized" which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the FDIC, as discussed under "-Prompt Corrective Action" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1997, assessment rates for SAIF-insured institutions range (except as described below) from 0 basis points of insured deposits for well-capitalized institutions with minor supervisory concerns to 27 basis points of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment approximating 6.5 basis points will be added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation ("FICO") debt service payments.

      Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF has achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, on November 8, 1996, the Bank was notified by the FDIC that its application for exemption had been approved. As a result, the Bank was exempt from paying the special one-time assessment (which would have amounted to $1.8 million). Instead, the Bank will continue to pay future assessments through 1999 at the assessment rate schedule in effect as of June 30, 1995. Therefore, as of December 31, 1996, the Bank's annual assessment for deposit insurance was 30 basis points of insured deposits as opposed to 6.4 basis points of insured deposits (the assessment rate for "well capitalized" savings institutions).

      Another component of the SAIF recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, provided no insured depository institution is a savings association on that date. If legislation is enacted which required the Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in the legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

      Regulatory Capital Requirements. Federally insured savings associations are required to maintain minimum levels of regulatory capital. Pursuant to FIRREA, the OTS has established capital standards applicable to all savings associations. These standards generally must be as stringent as the comparable capital requirements imposed on national banks. The OTS also is authorized to impose capital requirements in excess of these standards on individual associations on a case-by-case basis.

      Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for purchased mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirement, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential first mortgage loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

      An association which is not in capital compliance or which is otherwise deemed to require more than normal supervision, such as the Bank, is subject to restrictions on its ability to grow pursuant to OTS Regulatory Bulletin 3a-1. In addition, a provision of the HOLA generally provides that, among other restrictions, the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

      Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS' capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. For additional information, see "- Prompt Corrective Action."

      In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed indefinitely until a final rule is published by the OTS. Pursuant to the rule, the Bank would have not been subject an interest rate risk component as of December 31, 1996.

      At December 31, 1996, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                                        Minimum
                                    Actual             Requirement        Excess
                                    ------             -----------        ------
     Tangible capital         $15,090     8.66%      $2,613     1.5      $12,477
     Core capital              15,090     8.66        5,227     3.0        9,863
     Risk-based capital        16,495    14.73        8,959     8.0        7,536

      For further information regarding the Bank's actual capital ratios and minimum requirements under FDICIA, see Note 21 of the Notes to Consolidated Financial Statements on pages 65 through 66 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference. At December 31, 1996, the Bank exceeded its core capital and risk-based capital requirements under FDICIA.

      Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and does not meet the definition of "critically undercapitalized," and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1996, the Bank was considered a "well capitalized" institution under the prompt correction action provisions of FDIA.

      Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 5%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 1996, had a liquidity ratio of 7.26%.

      Liquid assets for purposes of this ratio include specified short-term assets (e.g., cash, certain time deposits, certain banker's acceptances and short-term United States Government obligations), and long-term assets (e.g., United States Government obligations of more than one and less than five years and state agency obligations with a maximum term of two years). The regulations governing liquidity requirements include as liquid assets debt securities hedged with forward commitments obtained from, or debt securities subject to repurchase agreements with, members of the Association of Primary Dealers in United States Government Securities or banks whose accounts are insured by the FDIC, debt securities directly hedged with a short financial future position, and debt securities that provide the holder with a right to redeem the security at par value, regardless of the stated maturities of such securities. FIRREA also authorized the OTS to designate as liquid assets certain mortgage-related securities with less than one year to maturity. Short-term liquid assets currently must constitute at least 1% of an association's average daily balance of net withdrawable deposit accounts and current borrowings. Monetary penalties may be imposed upon associations for violations of liquidity requirements.

      Qualified Thrift Lender Test. All savings associations are required to meet a QTL test set forth in Section 10(m) of HOLA and regulations of the OTS thereunder in order to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank; (ii) the branching powers of the association shall be restricted to those of a national bank; (iii) the association shall not be eligible to obtain any advances from its FHLB; and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

      Under recent legislation and applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 1996, the Bank was in compliance with the QTL test.

      Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions. Generally, the regulation creates a safe harbor for specified levels of capital distributions from associations meeting at least their minimum capital requirements, so long as such associations notify the OTS and receive no objection to the distribution from the OTS. Savings institutions and distributions that do not qualify for the safe harbor are required to obtain prior OTS approval before making any capital distributions.

      Generally, savings associations that before and after the proposed distribution meet or exceed their fully phased-in capital requirements, or Tier 1 associations, may make capital distributions during any calendar year equal to the higher of (i) 100% of net income for the calendar year-to-date plus 50% of its "surplus capital ratio" at the beginning of the calendar year or (ii) 75% of net income over the most recent four-quarter period. The "surplus capital ratio" is defined to mean the percentage by which the association's ratio of total risk-based capital to assets exceeds the ratio of its fully phased-in capital requirement to assets. "Fully phased-in capital requirement" is defined to mean an association's capital requirement under the statutory and regulatory standards applicable on December 31, 1994, as modified to reflect any applicable individual minimum capital requirement imposed upon the association.

      Tier 2 associations, which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions during any calendar year up to 75% of net income over the most recent four-quarter period.

      In order to make distributions under these safe harbors, Tier 1 and Tier 2 associations must submit written notice to the OTS 30 days prior to making the distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns. In addition, a Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association as a result of such a determination.

      Tier 3 associations, which are associations that do not meet current minimum regulatory capital requirements, or that have capital in excess of either their fully phased-in capital requirement or minimum capital requirement but which have been notified by the OTS that they will be treated as Tier 3 associations because they are in need of more than normal supervision, cannot make any capital distribution without obtaining OTS approval prior to making such distributions. Due to the Bank requiring more than normal supervision, it currently is a Tier 3 institution for purposes of the regulation dealing with capital distributions.

      On December 5, 1994, the OTS published a notice of proposed rulemaking to amend its capital distribution regulation. Under the proposal, institutions would be permitted to only make capital distributions that would not result in their capital being reduced below the level required to remain "adequately capitalized," as defined above under "- Prompt Corrective Action." Because the Bank is a subsidiary of a holding company, the proposal would require the Bank to continue to provide notice to the OTS of its intent to make a capital distribution.

      Federal Home Loan Bank System. The Bank is a member of the FHLB of Atlanta, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the Board of Directors of the FHLB.

      As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1996, the Bank had $2.5 million in FHLB stock, which was in compliance with this requirement.

      As a result of FIRREA, the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to affordable housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have adversely affected the level of FHLB dividends paid and could continue to do so in the future. These contributions also could have an adverse effect on the value of FHLB stock in the future. For the years ended December 31, 1996, 1995, and 1994, dividends paid by the FHLB to the Bank totaled approximately $221,000, $293,000, and $276,000, respectively.

      Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1996, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

      Safety and Soundness. Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In addition, the federal banking regulatory agencies adopted asset quality and earnings standards, which became effective October 1, 1996. If an insured depository institution fails to meet any of its prescribed standards as described above, it may be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency and the time within which these steps will be taken. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. The Bank does not currently meet some of the standards for earnings. Accordingly, the Bank may be required to file a safety and soundness compliance plan.

Taxation

      Federal Taxation. The Company and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Company and its principal subsidiary, the Bank, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of inter-company transactions and distributions, including dividends, in the computation of consolidated taxable income.

      In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by certain tax preference items and determined with adjustments to certain regular tax items). The adjustments which are generally applicable include an amount equal to a percentage of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this adjustment and prior to reduction for alternative tax net operating losses) exceeds its alternative minimum taxable income without regard to this adjustment. Alternative minimum tax paid can be credited against regular tax due in later years. See Note 14 of the Notes to Consolidated Financial Statements on pages 58 through 59 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

      State Taxation. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the combined "Virginia taxable income" of the Bank, EMC and its subsidiaries. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes, and a recomputation of the bad debt reserve deduction on reduced modified taxable income.

      Because consolidated or combined income tax returns are not allowed under North Carolina law, the Bank and its subsidiaries that conduct business in North Carolina are separately subject to an annual corporate income tax of 7.75% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank and its subsidiaries are subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greater of the Company's and the Bank's respective (i) capital stock, surplus, and undivided profits, (ii) investments in tangible property in North Carolina; or (iii) appraised valuation of property in North Carolina.

      Furthermore, the Company is separately subject to income taxes and an annual state franchise tax in Delaware.

      Item  2. Properties

      The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 1996.

                                                       Lease           Date           Total      Net Book
                                   Owned/         Expiration Date    Acquired/       Office      Value at
Location                           Leased        Including Options    Leased     Square Ft. (1)12/31/96 (2)
--------                           ------        -----------------    ------     --------------------------
The Company
Executive Office:
The Koger Center                   Leased              01/31/02         10/96         7,328       $22,533
Building 9, Suite 200
Norfolk, VA  23502

The Bank
Main Office:
400 W. Ehringhaus Street            Owned                --             11/78         3,805       213,983
Elizabeth City, NC  27906

Branch Offices:
520 South Main Street               Owned                --             05/86         6,517       699,797
Emporia, VA  23847

1401 Gaskins Road                  Leased             09/07/98          05/95         5,876          --
Richmond, VA  23233

1455 N. Main Street                Leased             12/31/99          09/95         1,200          --
Suffolk, VA  23434

12599 Warwick Boulevard            Owned(4)              --             09/95         1,794       274,809
Newport News, VA  23606

3511 High Street                   Owned(5)              --             09/95         3,739       214,676
Portsmouth, VA  23707

Essex First
The Koger Center                   Leased             01/31/02          10/96         5,554          --
Building 9, Suite 200
Norfolk, VA  23502

1401 Gaskins Road                  Leased(3)          09/07/98          05/95         3,078          --
Richmond, VA  23233

2430 Southland Drive, 3rd Floor    Leased             05/31/98          06/93         2,000          --
Chester, VA  23831

400 W. Ehringhaus Street           Leased(3)             --             07/94           750          --
Elizabeth City, NC  27906

Essex Home
2420 Virginia Beach Blvd.          Leased              12/31/01         12/91        11,950        12,057
Virginia Beach, VA  23454

(1)   Total office square feet excludes leased common area.
(2) Consists of the net book value of land and buildings if owned, or leasehold improvements if leased.
(3)   Leased or subleased from the Bank.
(4) Branch was vacated in October 1995 because of its proximity to an existing branch. It is currently under contract for sale.
(5) Branch was vacated in September 1996 in connection with the sale of the Branches. It is currently being marketed for sale.

Item  3. Legal Proceedings

      The Company and its subsidiaries are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

Item  4. Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the stockholders of the Company through the solicitation of proxies, or otherwise, during the fourth quarter of the year ended December 31, 1996.

                                     PART II

Item  5. Market for Registrant's Common Equity and Related Stockholder Matters

      The Common Stock is currently traded on the AMEX under the symbol "ESX." The information contained on page 70 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Stock Price Information," is incorporated herein by reference.

      As of March 20, 1997, there were 1,053,379 shares of Common Stock outstanding, which were held by approximately 2,600 persons. The number of persons holding shares of Common Stock reflects an estimate of the number of persons or entities holding their stock in nominee or "street" name through various brokerage firms or other entities.

Dividends

      Neither the Company nor its predecessor (the Partnership) has declared any capital distributions since the fourth quarter of 1991. Due to its financial condition, its recent results of operations and regulatory restrictions on the payment of dividends imposed on the Company and the Bank, the Company does not anticipate the payment of dividends on the Common Stock in the foreseeable future.

      The Company's ability to pay dividends on the Common Stock will depend primarily on the receipt of dividends from the Bank. While the completion of the Home Acquisition resulted in the termination of the supervisory agreements the Company and the Bank had entered into with the OTS, the Boards of Directors of the Company and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the agreements. Therefore, the Bank is currently precluded from making dividend payments to the Company.

      In connection with the Home Acquisition, the Company issued 2,250,000 shares of nonvoting perpetual preferred stock with an aggregate redemption and liquidation value of $15 million in exchange for all of the outstanding stock of Home Bancorp. The 2,125,000 shares of Series B preferred stock bear a cumulative annual dividend rate of 9.5% (based on redemption value) and the 125,000 shares of Series C preferred stock bear a cumulative annual dividend rate of 8.0% (based on redemption value). The Series C preferred stock is senior to Series B preferred stock with respect to the payment of dividends, and the holders of the Series C preferred stock may, in their discretion, from time to time in whole or in part, elect to convert such shares of Series C preferred stock into a like amount of Series B preferred stock. At December 31, 1996, dividends and accrued interest thereon in arrears on the Series B and Series C preferred stock were $1,729,472 and $85,418, respectively.

      Also in connection with the Home Acquisition, the stockholders of Home Bancorp received warrants to purchase 7,949,000 shares of Common Stock at a price of $0.9375 per share, which was the price of the Common Stock as of June 30, 1995. The warrants are exercisable beginning in September 1998 and expire in September 2005.

Item 6.  Selected Financial Data

      The selected financial data for the five years ended December 31, 1996, which appears on page 12 of the 1996 Annual Report to Stockholders attached hereto as Exhibit 13, is incorporated by reference in this Form 10-K Annual Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      The information contained on pages 13 through 33 of the 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

      The consolidated balance sheets of the Company as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, partners' capital (deficit) and cash flows for each of the years in the three-year period ended December 31, 1996, along with the related notes to consolidated financial statements and the report of Price Waterhouse LLP, independent accountants, are incorporated herein by reference from pages 34 through 69 of the Company's 1996 Annual Report to Stockholders, which is attached hereto as Exhibit 13.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on May 29, 1997 under the heading "Election of Two Directors for a Term of Three Years" on pages 3 through 6 and the information included therein is incorporated herein by reference.

      Set forth below is information with respect to the executive officers of the Company and its subsidiaries who do not serve as directors.

Earl C. McPherson          43    President and Chief Executive Officer of Essex
                                 First and Executive Vice President of Loan
                                 Production and Secondary Marketing of the Bank

Roy H. Rechkemmer, Jr.     34    Vice President of Finance and Treasurer of the
                                 Company and the Bank

Mary-Jo Rawson             43    Vice President and Chief Accounting Officer of
                                 the Company and the Bank

      Earl C. McPherson. Mr. McPherson presently serves as a director as well as President and Chief Executive Officer of Essex First and as Executive Vice President of Loan Production and Secondary Marketing of the Bank. Mr. McPherson served as President of Essex Industrial Loan Association/Virginia Beach from January 1992 through May 1992. From January 1990 through December 1991, Mr. McPherson served as President of Mortgage Centers, Inc. ("MCI"). Prior to his employment with MCI, Mr. McPherson served as Divisional, Regional, and Training Director for Security Pacific Financial Services, Inc. Mr. McPherson has a Bachelor of Arts from the University of Richmond. Mr. McPherson also attended the American Financial Services Association Management program at the University of North Carolina at Chapel Hill.

      Roy H. Rechkemmer, Jr. Mr. Rechkemmer presently serves as Vice President of Finance and Treasurer of the Company and the Bank. Mr. Rechkemmer also serves as chairman of the Bank's Asset and Liability Management Committee, manager of the Bank's investment portfolio and administrator of the Bank's branches. Mr. Rechkemmer received a Bachelor of Science Degree in Finance from the University of Wisconsin-La Crosse in 1985. He has been employed by the Bank and subsidiaries since 1987.

      Mary-Jo Rawson. Ms. Rawson presently serves as Vice President and Chief Accounting Officer of the Company and the Bank. Prior to her employment with the Company, Ms. Rawson served in various accounting officer positions at NationsBank Corporation and its predecessor institution C&S/Sovran. Ms. Rawson's primary responsibilities emphasized regulatory reporting and accounting policies and procedures. At the time of her departure from NationsBank in 1992, Ms. Rawson was a Senior Vice President and the controller of the Bankcard Division. Ms. Rawson received a Bachelor of Science Degree in Business Administration from Old Dominion University in 1976.

      Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on May 29, 1997 under the heading "Compliance with Section 16(a) of the Exchange Act" on page 13, and the information included therein is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on May 29, 1997 under the headings "Directors Fees" on page 6 and "Executive Compensation" on pages 6 through 9.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on May 29, 1997 under the headings "Securities Ownership of Certain Beneficial Owners" on pages 2 through 3, and "Information with Respect to Nominee and Continuing Directors" on pages 4 through 5, and the information included therein is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on May 29, 1997 under the heading "Transactions with Certain Related Persons" on page 13, and the information included therein is incorporated herein by reference.

                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)        1. Financial Statements:

                                                                         Page in
                                                                         Annual
                                                                         Report*
                                                                         -------

              The following documents are filed as part of this report:

              Report of Independent Accountants ............................  34

              Consolidated Balance Sheets at December 31, 1996 and 1995.....  35

              Consolidated Statements of Operations for the three
                 years ended December 31, 1996..............................  37

              Consolidated Statements of Shareholders' Equity for
                 the two years ended December 31, 1996......................  39

              Consolidated Statement of Partners' Capital (Deficit)
                 for the year ended December 31, 1994.......................  40

              Consolidated Statements of Cash Flows for the three
                 years ended December 31, 1996..............................  41

              Notes to Consolidated Financial Statements....................  44

              *Incorporated by reference from the indicated pages of the 1996 Annual Report to Stockholders.

              The financial statements, together with the report thereon of Price Waterhouse LLP dated February 25, 1997, appearing on pages 34 through 69 of the accompanying 1996 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 6, 7 and 8, the 1996 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

           2. Financial Statement Schedules:

              All schedules are omitted because they are not required or are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

           3. Exhibits:

              The following exhibits are either filed as part of this Part IV or are incorporated herein by reference:

              Exhibit No.    Description

                  3.1* Certificate of Incorporation of Essex Bancorp, Inc., dated June 21, 1994. Filed as Exhibit 3.1 to the Registrant's Form S-4 Registration Statement under the Securities Act of 1933 as filed on August 15, 1994.

                  3.2* Certificate of Amendment of Essex Bancorp, Inc., dated August 10, 1994. Filed as Exhibit 3.2 to the Registrant's Form S-4 Registration Statement under the Securities Act of 1933 as filed on August 15, 1994.

                  3.3* Bylaws of Essex Bancorp, Inc., effective July 25, 1994. Filed as Exhibit 3.3 to the Registrant's Form S-4 Registration Statement under the Securities Act of 1933 as filed on August 15, 1994.

                  4.1* Certificate of Designation of the Series A Preferred Stock of Essex Bancorp, Inc. Filed as
                             Exhibit 4.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  4.2* Certificate of Designations of Cumulative Perpetual Preferred Stock, Series B of Essex Bancorp, Inc. Filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                  4.3* Certificate of Designations of Cumulative Perpetual Preferred Stock, Series C of Essex Bancorp, Inc. Filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                  4.4* Form of Common Stock Purchase Warrant Certificate. Filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995.

                  4.5* Specimen Common Stock Certificate of Essex Bancorp, Inc. Filed as Exhibit 4.1 to the Registrant's Pre-Effective Amendment No. 1 to Form S-4 Registration Statement under the Securities Act of 1933, as filed on October 12, 1994.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                  4.6* Specimen Series B 9.5% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc. Filed as Exhibit
                             4.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                  4.7* Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc. Filed as Exhibit
                             4.7 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.1* FNMA/FHLMC/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation dated June 8, 1993. Filed as Exhibit
                             10.19 to Essex Financial Partners, L.P.'s Annual Report on the Second Amended and Restated Form 10-K for the year ended December 31, 1992.

                 10.2* Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994.

                 10.3* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan dated July 29, 1995. Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.4*       Essex Bancorp, Inc. Stock Option Plan. Filed as
                             Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994.

                 10.5* First Amendment to the Essex Bancorp, Inc. Stock Option Plan dated June 29, 1995. Filed as Exhibit
                             10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.6 Second Amendment to the Essex Bancorp, Inc. Stock Option Plan dated May 23, 1996. Filed as an exhibit to this report.

                 10.7* Essex Bancorp, Inc. Employee Stock Purchase Plan. Filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1994.

                 10.8* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated June 29, 1995. Filed as
                             Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.


* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                 10.9* Agreement and Plan of Reorganization dated as of June 30, 1995 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Home Bancorp, Inc., and Home Savings Bank, F.S.B. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1995.

                 10.10* Employment Agreement dated January 4, 1996 by and among Essex Bancorp, Inc., Essex Acquisition Corp., Essex Savings Bank, F.S.B., Essex Mortgage Corporation, and Gene D. Ross. Filed as Exhibit
                             10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.11* Executive Services Agreement dated October 28, 1993 by and between Essex Savings Bank, F.S.B. and its subsidiaries, and Earl C. McPherson. Filed as
                             Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

                 10.12* First Amendment to Executive Services Agreement by and between Essex Savings Bank, F.S.B., Essex First Mortgage Corporation, and Earl McPherson dated as of April 1, 1995. Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.13* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and Bank of Mecklenburg dated as of December 8, 1995. Filed as
                             Exhibit 10.15 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 10.14* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and Centura Bank dated as of April 11, 1996. Filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996.

                 10.15* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and CENIT Bank, FSB dated as of July 2, 1996. Filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K dated July 3, 1996.

                 11          Statement re computation of per share earnings.

                 13          The 1996 Annual Report is attached as Exhibit 13.
                             Portions of the 1996 Annual Report are incorporated by reference into this Form 10-K.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                 21* Subsidiaries of the Registrant. Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                 27          Financial Data Schedule.


* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

(b)   Reports on Form 8-K Filed in the Fourth Quarter of 1996

      On October 9, 1996, the Registrant filed a Form 8-K in which it disclosed under Item 2-Acquisition or Disposition of Assets-the Bank's sale of the deposits and related assets of its Norfolk, Portsmouth, Hampton and Newport News, Virginia branches to CENIT Bank, FSB pursuant to the Branch Purchase and Deposit Assumption Agreement dated July 2, 1996. In addition, under Item 7-Financial Statements and Exhibits-unaudited pro forma financial information was provided which included the historical financial statements of the Registrant, pro forma adjustments directly attributable to the sale of the branches and pro forma results as of June 30, 1996 with regard to the pro forma consolidated balance sheet and for the year ended December 31, 1995 and for the six months ended June 30, 1996 with regard to the unaudited pro forma consolidated statements of operations.

(c)   Exhibits

      See Exhibit Index contained herein.

(d) Financial Statements Excluded from Annual Report to Shareholders Pursuant to Rule 14a3(b)

      Not applicable.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Essex Bancorp, Inc.


                                       By: /s/ Gene D. Ross
                                           ----------------------------------
                                           Gene D. Ross
                                           Chairman, President,
                                           and Chief Executive
                                           Officer

                                               March 21, 1997
                                           ----------------------
                                                   (Date)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Gene D. Ross                           March 21, 1997
    ------------------------------         ----------------------
    Gene D. Ross                                   (Date)
    Chairman, President, Chief
    Executive Officer and
    Principal Financial Officer


By: /s/ Mary-Jo Rawson                         March 21, 1997
    ------------------------------         ----------------------
    Mary-Jo Rawson                                 (Date)
    Chief Accounting Officer


By: /s/ Roscoe D. Lacy, Jr.                    March 21, 1997
    ------------------------------         ----------------------
    Roscoe D. Lacy, Jr.                            (Date)
    Director


By: /s/ Harry F. Radcliffe                     March 21, 1997
    ------------------------------         ----------------------
    Harry F. Radcliffe                             (Date)
    Director


By: /s/ Robert G. Hecht                        March 21, 1997
    ------------------------------         ----------------------
    Robert G. Hecht                                (Date)
    Director

* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.

                     Exhibit Index

            Exhibit No.  Description
            -----------  -----------

               3.1* Certificate of Incorporation of Essex Bancorp, Inc., dated June 21, 1994.

               3.2* Certificate of Amendment of Essex Bancorp, Inc., dated August 10, 1994.

               3.3*      Bylaws of Essex Bancorp, Inc., effective July 25, 1994.

               4.1* Certificate of Designation of the Series A Preferred Stock of Essex Bancorp, Inc.

               4.2* Certificate of Designations of Cumulative Perpetual Preferred Stock, Series B of Essex Bancorp, Inc.

               4.3* Certificate of Designations of Cumulative Perpetual Preferred Stock, Series C of Essex Bancorp, Inc.

               4.4*      Form of Common Stock Purchase Warrant Certificate

               4.5*      Specimen Common Stock Certificate of Essex Bancorp,
                         Inc.

               4.6* Specimen Series B 9.5% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

               4.7* Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

              10.1* FNMA/FHLMC/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation dated June 8, 1993.

              10.2*      Essex Bancorp, Inc. Non-Employee Directors Stock Option
                         Plan.

              10.3* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan dated July 29, 1995.

              10.4*      Essex Bancorp, Inc. Stock Option Plan.

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated be reference.

              10.5* First Amendment to the Essex Bancorp, Inc. Stock Option Plan dated June 29, 1995.

              10.6 Second Amendment to the Essex Bancorp, Inc. Stock Option Plan dated May 23, 1996.

              10.7*      Essex Bancorp, Inc. Employee Stock Purchase Plan.

              10.8* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated June 29, 1995.

              10.9* Agreement and Plan of Reorganization dated as of June 30, 1995 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Home Bancorp, Inc., and Home Savings Bank, F.S.B.

              10.10* Employment Agreement dated January 4, 1996 by and among Essex Bancorp, Inc., Essex Acquisition Corp., Essex Savings Bank, F.S.B., Essex Mortgage Corporation, and Gene D. Ross.

              10.11* Executive Services Agreement dated October 28, 1993 by and between Essex Savings Bank, F.S.B. and its subsidiaries, and Earl C. McPherson.

              10.12* First Amendment to Executive Services Agreement by and between Essex Savings Bank, F.S.B., Essex First Mortgage Corporation, and Earl McPherson dated as of April 1, 1995.

              10.13* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and Bank of Mecklenburg dated as of December 8, 1995.

              10.14* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and Centura Bank dated as of April 11, 1996.

              10.15* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and CENIT Bank, FSB dated as of July 2, 1996.

              11         Statement re computation of per share earnings.

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated be reference.

              13         The 1996 Annual Report is attached as Exhibit 13.
                         Portions of the 1996 Annual Report are incorporated by reference into this Form 10-K.

              21*        Subsidiaries of the Registrant, as updated.

              27         Financial Data Schedule

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated be reference.