Form 10-Q
period 1997-03-31
ESSEX BANCORP INC /NEW
filed 1997-05-14
CIK 847325

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1997
                               ------------------------------------------------

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                       TO
                               ------------------------------------------------

    Commission file number                         1-10506
                           ----------------------------------------------------

                                             Essex Bancorp, Inc.
                        -------------------------------------------------------
                         (Exact name of registrant as specified in its charter)


         Delaware                                    54-1721085)
  -----------------------                        -----------------
  (State of organization)                        (I.R.S.  Employer
                                                 Identification No.

  The Koger Center
 Building 9, Suite 200
  Norfolk, Virginia                                      23502
  -----------------                                   ----------
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

                           Essex Bancorp, Inc.
                  Quarterly Report on Form 10-Q for the
                        Quarter Ended March 31, 1997


                             TABLE OF CONTENTS
                             -----------------


                                                                     PAGE
                                                                     ----


Part I   FINANCIAL INFORMATION

         Item 1. Financial Statements..............................    3

                 Consolidated Balance Sheets (unaudited)
                 as of March 31, 1997 and December 31, 1996........    3

                 Consolidated Statements of Operations (unaudited)
                 for the three months ended March 31, 1997
                 and 1996..........................................    5

                 Consolidated Statement of Shareholders' Equity
                 (unaudited) for the three months ended
                 March 31, 1997....................................    7

                 Consolidated Statements of Cash Flows
                 (unaudited) for the three months ended
                 March 31, 1997 and 1996...........................    8

                 Notes to Consolidated Financial Statements
                 (unaudited).......................................    11

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations........................................    12

Part II  OTHER INFORMATION

         Item 1. Legal Proceedings.................................    19

         Item 2. Changes in Securities.............................    19

         Item 3. Defaults Upon Senior Securities...................    19

         Item 4. Submission of Matters to a Vote of
                 Security Holders..................................    19

         Item 5. Other Information.................................    19

         Item 6. Exhibits and Reports on Form 8-K..................    19


                          Part I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         ESSEX BANCORP, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS (unaudited)



                                                                 MARCH 31,      DECEMBER 31,
                                                                   1997             1996
                                                               --------------  --------------

ASSETS
 Cash.........................................................  $   2,066,694  $    1,824,160
 Interest-bearing deposits....................................      2,015,195       1,727,091
 Federal funds sold and securities purchased under agreements
  to resell...................................................      1,944,000       2,644,000
                                                               --------------  --------------
   Cash and cash equivalents..................................      6,025,889       6,195,251
 Federal Home Loan Bank stock.................................      1,335,200       2,540,000
 Securities available for sale--cost approximates market......         16,750           9,162
 Securities held to maturity--market value of $5,187,000 in
  1997 and $5,890,000 in 1996.................................      5,298,551       6,003,219
 Mortgage-backed securities held to maturity--market value of
  $1,869,000 in 1997 and $1,869,000 in 1996...................      1,905,270       1,905,327
 Loans, net of allowance for loan losses of $2,362,000 in 1997
  and $2,556,000 in 1996......................................    152,588,486     145,550,845
 Loans held for sale..........................................      2,362,028       2,462,525
 Mortgage servicing rights....................................      1,475,405       1,349,160
 Foreclosed properties, net...................................      2,306,726       2,054,213
 Accrued interest receivable..................................      1,168,368       1,147,933
 Excess of cost over net assets acquired, less accumulated
  amortization of $2,032,000 in 1997 and $2,016,000 in
  1996.......................................................         206,299         221,815
 Advances for taxes, insurance, and other.....................        500,779         790,928
 Premises and equipment.......................................      2,359,884       2,485,122
 Other assets.................................................      2,380,313       1,551,352
                                                               --------------  --------------
       Total Assets............................................$  179,929,948  $  174,266,852
                                                               --------------  --------------
                                                               --------------  --------------

                        See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                  MARCH 31,      DECEMBER 31,
                                                                    1997            1996
                                                               --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing.....................................   $    1,127,081  $    1,070,037
    Interest-bearing........................................      135,875,484     129,963,341
                                                               --------------  --------------
      Total deposits........................................      137,002,565     131,033,378
  Federal Home Loan Bank advances...........................       25,404,167      25,690,000
  Notes payable.............................................           96,142          96,142
  Capitalized lease obligations.............................          372,821         385,251
  Mortgages payable on foreclosed properties................           10,391          10,391
  Other liabilities.........................................        1,918,550       1,945,988
                                                               --------------  --------------
      Total Liabilities.....................................      164,804,636     159,161,150

SHAREHOLDERS' EQUITY
  Series B preferred stock, $.01 par value:
    Authorized shares--2,250,000
    Issued and outstanding shares--2,125,000................           21,250          21,250
  Series C preferred stock, $.01 par value:
    Authorized shares--125,000
    Issued and outstanding shares--125,000..................            1,250           1,250
  Common stock, $.01 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--1,054,736 in 1997 and
      1,053,379 in 1996.....................................           10,547          10,534
  Capital in excess of par..................................       23,661,195      23,659,333
  Accumulated deficit.......................................       (8,568,930)     (8,586,665)
                                                               --------------  --------------
      Total Shareholders' Equity............................       15,125,312      15,105,702
                                                               --------------  --------------
      Total Liabilities and Shareholders' Equity............   $  179,929,948  $  174,266,852
                                                               --------------  --------------
                                                               --------------  --------------

              See notes to consolidated financial statements.

                          ESSEX BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                    -----------------------------
                                                                        1997          1996
                                                                    ------------  ------------
INTEREST INCOME
  Loans, including fees...........................................  $  3,149,138  $  5,442,278
  Federal funds sold and securities purchased under agreements to
    resell........................................................        36,347        91,926
  Investment securities, including dividend income................       118,137       189,422
  Mortgage-backed securities......................................        30,364       249,819
  Other...........................................................        37,250       137,557
                                                                    ------------  ------------
      Total Interest Income.......................................     3,371,236     6,111,002
                                                                    ------------  ------------
INTEREST EXPENSE
  Deposits........................................................     1,758,250     3,852,753
  Federal Home Loan Bank advances.................................       379,417       441,023
  Notes payable...................................................         2,277         2,847
  Subordinated capital notes......................................       --             18,384
  Other...........................................................        19,472        28,962
                                                                    ------------  ------------
      Total Interest Expense......................................     2,159,416     4,343,969
                                                                    ------------  ------------
      Net Interest Income.........................................     1,211,820     1,767,033

PROVISION FOR LOAN LOSSES.........................................       (22,453)          401
                                                                    ------------  ------------
      Net Interest Income After Provision for Loan Losses.........     1,234,273     1,766,632

NONINTEREST INCOME
  Loan servicing fees.............................................       401,898       412,740
  Mortgage banking income, including gain on sale of loans........        88,219       120,110
  Other service charges and fees..................................       110,962       144,478
  Net gain (loss) on sale of:
    Securities....................................................       --            153,188
    Loans.........................................................       --                588
    Deposits......................................................       --          1,064,655
    Other.........................................................         1,549       111,823
                                                                    ------------  ------------
      Total Noninterest Income....................................       602,628     2,007,582
                                                                    ------------  ------------


             See notes to consolidated financial statements.

                           ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1997             1996
                                                                      ----------       ----------
NONINTEREST EXPENSE
  Salaries and employee benefits..................................     771,629         1,387,654
  Net occupancy and equipment.....................................     292,195           386,360
  Deposit insurance premiums......................................     112,345           219,503
  Amortization of intangible assets...............................     125,426           428,619
  Service bureau..................................................     126,751           159,398
  Professional fees...............................................      69,661           147,213
  Foreclosed properties, net......................................      (4,898)            5,017
  Other...........................................................     326,057           444,144
                                                                      ----------       ---------
      Total Noninterest Expense...................................   1,819,166         3,177,908
                                                                      ----------       ---------
      Income Before Income Taxes..................................      17,735           596,306
PROVISION FOR INCOME TAXES........................................        --               --
                                                                      ----------       ---------
      Net Income..................................................  $   17,735        $  596,306
                                                                      ----------       ---------
Earnings (loss) per common share (Note 2):.......................   $     (.36)       $      .04
                                                                      ----------      ----------


                         See notes to consolidated financial statements.

                                ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                              For the three months ended March 31, 1997

                                                   SERIES B     SERIES C
                                   COMMON         PREFERRED    PREFERRED    CAPITAL IN
                                 STOCK, $.01     STOCK, $.01  STOCK, $.01     EXCESS       ACCUMULATED
                                  PAR VALUE       PAR VALUE    PAR VALUE      OF PAR         DEFICIT         TOTAL
                              -----------------  -----------  -----------  -------------  -------------  -------------

Balance at January 1, 1997        $10,534          $  21,250   $   1,250   $ 23,659,333    $(8,586,665)    $15,105,702

Common stock issued under
  Employee Stock Purchase
  Plan.....................            13                 --          --          1,862         --               1,875
Net income.................            --                 --          --             --         17,735          17,735
                             -----------------   -----------  ----------   -------------  -------------   -------------
Balance, March 31, 1997....       $10,547          $  21,250   $   1,250   $ 23,661,195    $(8,568,930)    $15,125,312
                             -----------------   -----------  ----------   -------------  -------------   -------------


                    See notes to consolidated financial statements.

                           ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                      THREE MONTHS ENDED MARCH 31,
                                                                      ----------------------------
                                                                         1997              1996
                                                                      ----------       -----------
OPERATING ACTIVITIES
  Net income.........................................................  $  17,735       $   596,306
  Adjustments to reconcile net income to cash provided by (used in)
    operating activities:
    Provisions for:
      Losses on loans, foreclosed properties and other...............     14,148           (33,546)
      Depreciation and amortization of premises and equipment........    108,786           135,798
      Amortization (accretion) of:
        Premiums and discounts on:
        Loans......................................................       43,024            47,931
         Mortgage-backed securities held to maturity...............           57                55
         Mortgage-backed securities available for sale.............         --               2,348
         Securities held to maturity...............................        3,074             1,579
        Mortgage servicing rights..................................      109,910           144,046
        Excess of costs over equity in net assets acquired.........       15,516           284,573
        Other......................................................         --                 494
        Premium on deposits........................................         --             (34,412)
    Mortgage banking activities:
      Net (increase) decrease in loans originated
        for resale...................................................    180,452        (2,986,660)
      Realized gains from sale of loans..............................    (79,955)         (108,082)
    Realized (gains) and losses from sales of:
      Securities available for sale..................................        --           (153,188)
      Loans..........................................................        --               (588)
      Premises and equipment.........................................     33,975           (63,789)
      Foreclosed properties..........................................    (57,221)              269
      Deposits.......................................................        --         (1,064,655)
    Mutual fund dividends............................................        --            (21,534)
    Changes in operating assets and liabilities:
      Accrued interest receivable....................................    (20,435)          232,911
      Other assets...................................................   (544,812)          309,568
      Other liabilities..............................................    (27,438)        5,760,661
                                                                       ----------       ----------
  Net cash provided by (used in) operating activities................   (203,184)        3,050,085


           See notes to consolidated financial statements

                          ESSEX BANCORP, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------

                                                                       1997          1996
                                                                   -----------  -------------

INVESTING ACTIVITIES
  Proceeds from redemption of Federal Home Loan Bank stock......     1,204,800      1,062,800
  Purchase of securities held to maturity.......................      (298,406)    (1,020,625)
  Proceeds from maturities of securities held to maturity.......     1,000,000      1,000,000
  Purchase of securities available for sale.....................    (2,507,588)    (1,800,000)
  Proceeds from sales of securities available for sale..........     2,500,000      1,200,000
  Principal remittances on mortgage-backed securities available
    for sale....................................................         --           491,800
  Proceeds from sales of mortgage-backed securities available
    for sale....................................................         --        10,068,189
  Proceeds from sales of loans..................................         --         7,290,962
  Net (increase) decrease in net loans..........................    (7,678,034)     6,231,163
  Proceeds from sales of foreclosed properties..................       451,312        204,410
  Increase in foreclosed properties.............................       (57,383)       (40,930)
  Increase in mortgage servicing rights.........................      (236,155)       (62,408)
  Purchase of premises and equipment............................       (21,313)       (71,282)
  Proceeds from sales of premises and equipment.................         3,790        654,980
                                                                   -----------  -------------
  Net cash provided by (used in) investing activities...........    (5,638,977)    25,209,059

FINANCING ACTIVITIES
  Deposits sold in connection with branch sale:
    NOW and savings deposits....................................         --        (2,326,445)
    Certificates of deposit.....................................         --       (24,510,192)
  Net increase (decrease) in NOW and savings deposits...........     3,021,138       (603,650)
  Net increase in certificates of deposit.......................     2,948,049        957,754
  Proceeds from Federal Home Loan Bank advances.................     7,000,000          --
  Repayment of Federal Home Loan Bank advances..................    (7,285,833)    (1,785,833)
  Payments on capital lease obligations.........................       (12,430)        (9,153)
  Payments on mortgages payable on foreclosed properties........         --           (25,258)
  Common stock issued under Employee Stock
  Purchase Plan.................................................         1,875          1,925
                                                                   -----------  -------------
  Net cash provided by (used in) financing activities...........     5,672,799    (28,300,852)
                                                                   -----------  -------------
  Decrease in cash and cash equivalents.........................      (169,362)       (41,708)
  Cash and cash equivalents at beginning of period..............     6,195,251     16,008,718
                                                                   -----------  -------------
  Cash and cash equivalents at end of period....................   $ 6,025,889  $  15,967,010
                                                                   -----------  -------------



                 See notes to consolidated financial statements.

                           ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                    THREE MONTHS ENDED MARCH 31,
                                                                    ----------------------------
                                                                        1997           1996
                                                                    ------------  ------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer from loans to foreclosed properties....................  $    619,823  $    221,291
  Transfer of remittances receivable on sold mortgage-backed
    securities available for sale.................................         --          105,452
  Increase in mortgages payable on foreclosed properties..........         --           39,332
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the year for:
    Interest......................................................  $  2,148,231  $  4,737,444
    Net income taxes paid (received)..............................       --            --


                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                              MARCH 31, 1997

NOTE 1--BASIS OF PRESENTATION

    The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the notes to EBI's financial statements for the year ended December 31, 1996 included in the EBI 1996 Annual Report.

    In the opinion of management, the accompanying unaudited financial statements include all adjustments (including normal recurring entries) necessary for a fair presentation of EBI's financial condition and interim results of operations. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and that affect the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2--EARNINGS PER SHARE

    Earnings per share ("EPS") is computed based upon income adjusted for preferred stock dividends, divided by the average number of common shares outstanding. If dilutive for any period, warrants and options are treated as outstanding using the modified treasury stock method. The weighted average number of common and common equivalent shares outstanding used in the EPS calculation for 1997 was 1,053,394 and for 1996 was 9,210,132.

    In February 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for EPS for entities with publicly-held common stock or potential common stock, such as EBI. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, after the effective date, all prior-period EPS data presented shall be restated to conform with the provisions of SFAS 128. Under SFAS 128, basic EPS will replace primary EPS and will be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Therefore, to the extent that EBI's primary EPS calculations for prior periods considered the dilutive impact of warrants and options for common stock, EBI's SFAS 128 restatement will result in significantly higher basic EPS. Accordingly, pro forma basic EPS for the three months ended March 31, 1996 was $.23 using 1,049,712 weighted average common shares outstanding during the period.

    Also in February 1997, the Board issued Statement of Financial Accounting Standards No. 129-- Disclosure of Information about Capital Structure ("SFAS 129"), which is effective contemporaneously with SFAS 128. However, because EBI is currently subject to similar disclosure requirements of the Securities and Exchange Commission, SFAS 129 will have no effect on EBI's disclosures regarding its capital structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Total assets of EBI at March 31, 1997 were $179.9 million as compared to $174.3 million at December 31, 1996, an increase of approximately $5.7 million or 3.3%. The increase in assets was primarily attributable to a $7.0 million increase in loans held for investment and an $829,000 increase in other assets, which were partially offset by a $1.2 million decrease in Federal Home Loan Bank ("FHLB") stock and a $705,000 decrease in securities held to maturity. The increase in loans held for investment resulted from (i) the purchase of an adjustable-rate first mortgage loan portfolio and (ii) mortgage loan originations by Essex First Mortgage Corporation ("Essex First"). The increase in other assets resulted from the first quarter pay-off of borrowings against the cash surrender value of EBI's key-man insurance policies. The decrease in FHLB stock resulted from the FHLB's new policy regarding stock holdings in excess of membership requirements, which limits any FHLB member's excess stock to no more than $500,000. The decrease in securities held to maturity resulted from the maturity of a U.S. Treausry Note during the first quarter of 1997.

    EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, increased from $5.2 million at December 31, 1996 to $5.8 million at March 31, 1997, and are summarized as follows (in thousands):

                                                                       MARCH 31,   DECEMBER 31,
                                                                         1997          1996
                                                                      -----------  -------------
Nonaccrual loans:
  CDRELs, net......................................................   $     621     $     609
  Other............................................................       2,558         2,299
Accruing loans 90 days or more past due............................      --                30
Troubled debt restructured loans...................................         328           223
                                                                      -----------   ---------
    Total nonperforming loans, net.................................       3,507         3,161
Foreclosed properties, net.........................................       2,307         2,054
    Total nonperforming assets, net of specific reserves...........   $   5,814     $   5,215
                                                                      -----------   ---------

    Accruing loans in the 30-59 day and 60-89 day delinquency categories decreased, as shown below (in thousands):


   DELINQUENCY                                                        MARCH 31,    DECEMBER 31,
    CATEGORY                                                            1997          1996
   -----------                                                        -----------  -----------

30-59 days past due................................................   $     815     $   1,156
60-89 days past due................................................         464           335
                                                                      -----------   ---------
                                                                      $   1,279     $   1,491
                                                                      -----------   ---------


    The increase in nonperforming assets occurred primarily in nonaccrual loans and foreclosed properties. The increase in nonaccrual loans resulted from the continued delinquency of a $288,000 loan secured by an apartment complex in Suffolk, Virginia. This loan had been reported in the 30-59 day delinquency category at December 31, 1996. The borrower has made payments on the loan since December 1996 in accordance with a bankruptcy plan and the Bank expects the borrower to settle this loan in full during the second quarter of 1997. The increase in foreclosed properties occurred at Essex First and resulted from the foreclosure on two construction loans totaling $317,000 to one builder. Both loans are secured by single-family residences.

    Deposits, the primary source of EBI's funds, totaled $137.0 million at March 31, 1997 as compared to $131.0 million at December 31, 1996, an increase of $6.0 million or 4.6%. The increase in deposits was attributable to increases in Essex Savings Bank's (the "Bank") money market accounts and certificates of deposit. While deposits grew at each of the Bank's branches, the most significant growth occurred at the Richmond, Virginia branch.

    Total shareholders' equity at March 31, 1997 was $15.1 million. However, the Series B and Series C preferred stock has a stated value and liquidation preference of $15.0 million, exclusive of cumulative but undeclared dividends and accrued interest thereon of $2.2 million at March 31, 1997. To the extent that EBI's income is not sufficient to cover the cumulative dividends on the Series B and C preferred stock, the equity of EBI's common and preferred shareholders will be affected. Accordingly, EBI's Strategic Evaluation Committee continues to evaluate profitability enhancements and possibilities for corporate restructurings.

RESULTS OF OPERATIONS

First Quarter of 1997 Compared to First Quarter of 1996

    EBI's net income for the three months ended March 31, 1997 totaled $18,000, compared to net income of $596,000 for the three months ended March 31, 1996. However, during the first quarter of 1996, EBI's operating results included $1.3 million of nonrecurring income associated with the Bank's sale of its Charlotte, North Carolina retail bank branch on March 15, 1997. Excluding the impact of this nonrecurring income, EBI would have incurred a net loss of $686,000 during the first quarter of 1996. Accordingly, EBI's net income for the first quarter of 1997 improved $704,000 over the first quarter of 1996. This improvement reflected the impact of (i) an increase in the net yield on interest-earning assets as described below and (ii) a decrease in noninterest expense resulting from the Bank's sale of nine retail bank branches during 1996 and a decline in stock option compensation expense. These favorable impacts were partially offset by the loss of net interest income associated with assets sold in connection with the branch sales.



                     [intentionally blank]

    NET INTEREST INCOME. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended March 31:



                                                                 1997                                1996
                                                   --------------------------------  ---------------------------------------


                                                    AVERAGE                 YIELD/      AVERAGE                     YIELD/
                                                    BALANCE   INTEREST       RATE       BALANCE      INTEREST        RATE
                                                   ---------  --------      ------     --------     ---------     ----------
                                                                            (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1).....................................    $150,756     $3,149       8.36%   $271,715       $5,442         8.01%
  Investment securities.........................       8,575        118       5.51      13,171          189         5.75
  Mortgage-backed securities....................       1,905         30       6.37      13,726          250         7.38(2)
  Federal funds sold and securities purchased
    under agreements to resell..................       2,789         37       5.21       6,986           92         5.26
  Other.........................................       2,861         37       5.21       9,305          138(3)      5.54
                                                    --------     ------               --------       ------
     Total interest-earning assets.............     $166,886      3,371       8.08    $314,903        6,111(2)(3)   7.76
Interest-bearing liabilities:
  Deposits......................................    $131,761      1,758       5.41    $276,046        3,853         5.58
  FHLB advances.................................      25,653        379       6.00      29,473          441         5.99
  Notes payable.................................          96          2       9.61         120            3         9.47
  Subordinated capital notes....................        --          --         --          628           18        11.71
  Capitalized lease.............................         380         20(4)   18.52         421           29(4)     18.29
     Total interest-bearing liabilities.........    $157,890      2,159(4)    5.54    $306,688        4,344(4)      5.65
                                                    --------     ------               --------       ------
Net interest earnings...........................                $ 1,212                              $1,767
                                                                -------                              ------
Net interest spread (2),(3),(4)...............                                2.54%                                 2.11%
                                                                              ----                                  ----
                                                                              ----                                  ----
Net yield on interest-earning assets
  (2),(3),(4).................................                                2.91%                                 2.25%
                                                                              ----                                  ----
                                                                              ----                                  ----





------------------------

(1) Nonaccrual loans are included in the average balance of loans. Yield calculation includes the accretion of net deferred loan fees.

(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Calculation in 1996 excludes $8,750, which consists primarily of interest earned on custodial accounts maintained for servicing investors.

(4) Calculation in 1997 and 1996 excludes $2,102 and $9,734, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.



                                                                                  INCREASE (DECREASE) FROM FIRST QUARTER OF 1996
                                                                                           TO FIRST QUARTER OF 1997 DUE TO
                                                                                   ---------------------------------------------
                                                                                   VOLUME (1)          RATE (1)           NET
                                                                                   -----------       -----------      ----------
                                                                                                   (IN THOUSANDS)
Interest income on:
  Loans (2)......................................................................  $  (2,518)        $     225        $  (2,293)
  Investment securities..........................................................        (64)               (7)             (71)
  Mortgage-backed securities.....................................................       (190)              (30)            (220)
  Federal funds sold and securities purchased under agreements to resell.........        (54)               (1)             (55)
  Other interest-earning assets..................................................        (93)               (8)            (101)
                                                                                   ---------         ---------        ---------
       Total interest income (2).................................................     (2,919)              179           (2,740)

Interest expense on:
  Deposits.......................................................................     (1,979)             (116)          (2,095)
  FHLB advances..................................................................        (63)                1              (62)
  Notes payable..................................................................         (1)              --                (1)
  Subordinated debt..............................................................        (18)              --               (18)
  Other interest-bearing liabilities.............................................         (9)              --                (9)
                                                                                   ---------         ---------        ---------
       Total interest expense....................................................     (2,070)             (115)          (2,185)
                                                                                   ---------         ---------        ---------
       Net interest income.......................................................  $    (849)        $     294        $    (555)
                                                                                   ---------         ---------        ---------
                                                                                   ---------         ---------        ---------


------------------------

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income decreased from $1.8 million for the first quarter of 1996 to $1.2 million for the first quarter of 1997, primarily as a result of the loss of net interest income associated with assets sold in connection with the Bank's sale of nine branches during 1996. However, the annualized net yield on interest-earning assets increased 66 basis points from 2.25% for the first quarter of 1996 to 2.91% for the first quarter of 1997 as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities in conjunction with an increase in the yield on loans, which reflects the Bank's emphasis on investment in adjustable-rate single-family residential loans.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):

                                                                               1997       1996
                                                                             ---------  ---------
Balance at beginning of period.............................................   $2,556    $5,251
Provision for loan losses..................................................      (22)        1
                                                                              ------    ------
                                                                               2,534     5,252
Loans charged-off, net of recoveries.......................................     (172)     (297)
                                                                              ------    ------
Balance at end of period...................................................   $2,362    $4,955
                                                                              ------    ------
                                                                              ------    ------



    Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At March 31, 1997, the unallocated portion of the general loan loss allowance approximated $266,000. Management considered the loan loss allowance adequate to absorb losses and did not provide for additional losses during the first quarter of 1997.

    NONINTEREST INCOME. The significant components of noninterest income for the three months ended March 31 are presented below:

                                                                                                       INCREASE
                                                                              1997         1996       (DECREASE)
                                                                           ----------  ------------  -------------
Loan servicing fees......................................................  $  401,898  $    412,740  $     (10,842)
Mortgage banking income..................................................      88,219       120,110        (31,891)
Other service charges and fees...........................................     110,962       144,478        (33,516)
Net gain (loss) on sales of:
  Securities.............................................................      --           153,188       (153,188)
  Loans..................................................................      --               588           (588)
  Deposits...............................................................      --         1,064,655     (1,064,655)
Other....................................................................       1,549       111,823       (110,274)
                                                                           ----------  ------------  -------------
                                                                           $  602,628  $  2,007,582  $  (1,404,954)
                                                                           ----------  ------------  -------------

    Noninterest income for the first quarter of 1997 totaled $603,000 as compared to $2.0 million for the first quarter of 1996. However, noninterest income in 1996 included the gains on sales of securities, loans, deposits, and premises and equipment, which totaled $1.3 million, associated with the Bank's sale of its Charlotte, North Carolina retail bank branch. Exclusive of these gains, noninterest income was $725,000 during the first quarter of 1996; accordingly, the effective decline in noninterest income for the first quarter of 1997 was $122,000. This decline was primarily attributable to (i) lower service charges and fees resulting primarily from the Bank's sale of nine branches during 1996 and (ii) lower mortgage banking income resulting from fewer loans originated for sale in the secondary market as Essex First focused on expanding its construction lending programs.

    Effective May 31, 1997, Essex Home Mortgage Servicing Corporation's ("Essex Home") largest subservicing client will transfer its portfolio to another servicer. At March 31, 1997, Essex Home serviced approximately 7,200 loans totaling $885.6 million for this client and servicing fee income for the first quarter of 1997 included $114,000 attributable to servicing activities performed for this client. Because no assurances can be made that this significant servicing volume can be replaced in its entirety in the near term, Essex Home has developed a plan for operating expense reductions, which will be initiated following the transfer of the servicing.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the three months ended March 31 are presented below:

                                                                                                       INCREASE
                                                                             1997          1996       (DECREASE)
                                                                         ------------  ------------  -------------
Salaries and employee benefits.........................................  $    771,629  $  1,387,654  $    (616,025)
Net occupancy and equipment............................................       292,195       386,360        (94,165)
Deposit insurance premiums.............................................       112,345       219,503       (107,158)
Amortization of intangible assets......................................       125,426       428,619       (303,193)
Service bureau.........................................................       126,751       159,398        (32,647)
Professional fees......................................................        69,661       147,213        (77,552)
Foreclosed properties, net.............................................        (4,898)        5,017         (9,915)
Other..................................................................       326,057       444,144       (118,087)
                                                                         ------------  ------------  -------------
                                                                         $  1,819,166  $  3,177,908  $  (1,358,742)
                                                                         ------------  ------------  -------------

    Noninterest expense decreased from $3.2 million in the first quarter of 1996 to $1.8 million in the first quarter of 1997. The Bank's sale of nine branches during 1996 had a pervasive impact on the decrease in noninterest expense. Total noninterest expense associated with the sold branches, including amortization of goodwill, approximated $784,000 during the first quarter of 1996. Further, the decline in noninterest expense during 1997 reflected (i) a decrease of $337,000 in compensation expense associated with EBI's stock options and (ii) the impact of a corporate downsizing strategy, which resulted in a decrease of 20 personnel positions, excluding positions eliminated in connection with the branch sales, from January 1, 1996 to March 31, 1997, and the relocation of EBI's corporate headquarters to a smaller, more economical facility.

    The significant components of other noninterest expense for the three months ended March 31 are presented below:

                                                                                                       INCREASE
                                                                                 1997        1996     (DECREASE)
                                                                              ----------  ----------  -----------
Loan expense................................................................  $   58,504  $   60,265  $    (1,761)
Telephone...................................................................      40,864      59,455      (18,591)
Postage and courier.........................................................      48,245      55,072       (6,827)
Stationery and supplies.....................................................      27,647      33,624       (5,977)
Advertising and marketing...................................................      43,443      37,400        6,043
Corporate insurance.........................................................      31,246      48,177      (16,931)
Travel......................................................................      11,196      23,613      (12,417)
Provision for servicing losses..............................................       6,000       6,000      --
Other.......................................................................      58,912     120,538      (61,626)
                                                                              ----------  ----------  -----------
                                                                              $  326,057  $  444,144  $  (118,087)
                                                                              ----------  ----------  -----------

    INCOME TAXES. There was no income tax provision recognized for financial reporting purposes during the quarters ended March 31, 1997 or 1996, because EBI had significant net operating loss carryforwards, which approximated $21.1 million at December 31, 1996. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.

LIQUIDITY

    The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 5%. It is management's policy to maintain greater liquidity than required. Accordingly, the Bank's liquidity ratio at March 31, 1997 was 7.23%.

REGULATORY MATTERS

    REGULATORY CAPITAL. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At March 31, 1997, the Bank was in compliance with the capital requirements established by FIRREA.

    Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of March 31, 1997, the Bank was "well capitalized" for PCA purposes.

    The Bank's capital amounts and ratios as of March 31, 1997 are presented below (in thousands):


                                                                                                    TO BE WELL
                                                                              FOR CAPITAL        CAPITALIZED UNDER
                                                            ACTUAL         ADEQUACY PURPOSES      PCA PROVISIONS
                                                     --------------------  -----------------    ---------------------------
                                                      AMOUNT      RATIO     AMOUNT     RATIO    AMOUNT           RATIO
                                                     ---------  ---------  ---------   -----    ---------    --------------

Total capital (to
  risk-weighted assets)............................  $  16,527   14.25%    $9,276       8.0%    $11,595   GREATER THAN OR
                                                                                                             EQUAL TO 10.0
Tier I capital (to
  risk-weighted assets)............................     15,075   13.00%     4,638       4.0%      6,957   GREATER THAN OR
                                                                                                             EQUAL TO 6.0
Tier I capital (to
  total assets)....................................     15,075    8.38%     7,198       4.0%      8,997   GREATER THAN OR
                                                                                                             EQUAL TO 5.0
Tangible capital (to
  total assets)....................................     15,075    8.38%     2,699       1.5%       --         --



    REGULATORY COMPLIANCE. While all supervisory agreements with the OTS have been terminated, the boards of directors of EBI and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the agreements. Such provisions include restrictions on dividend payments and expense reimbursements, and among other areas of compliance, restrictions on transactions with affiliates, continued oversight of asset quality, and the submission of an updated business plan for 1997, which was submitted to the OTS on January 3, 1997. The business plan has not yet been approved by the OTS. However, on February 18, 1997, the OTS granted a temporary growth waiver while the plan is under review. Such growth must be consistent with the assumptions detailed in the business plan.






                              [intentionally blank]

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS--NOT APPLICABLE

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits--The following exhibits are filed as part of this Part II:


            Exhibit No.   Description
            -----------   -----------

                 11       Statement re Computation of Per Share Earnings

                 27       Financial Data Schedule


        (b) Reports on Form 8-K--None

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Essex Bancorp, Inc.


May 9, 1997                             By: /s/ Gene D. Ross
-----------                                 ---------------------------
 (Date)                                     Gene D. Ross
                                            Chairman, President,
                                            and Chief Executive Officer




May 9, 1997                             By: /s/ Mary-Jo Rawson
-----------                                 ------------------------
 (Date)                                     Mary-Jo Rawson
                                            Chief Accounting Officer

                                 EXHIBIT INDEX
                                 -------------



           EXHIBIT NO.        DESCRIPTION
           -----------        -----------

                11            Statement re Computation of Per Share Earnings.

                27            Financial Data Schedule