Form 10-Q
period 1997-06-30
ESSEX BANCORP INC /NEW
filed 1997-08-11
CIK 847325

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number             1-10506
                                   -------

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

    Shares outstanding as of August 6, 1997: 1,057,193 shares of Common Stock, par value $.01 per share.

                            Essex Bancorp, Inc.
                    Quarterly Report on Form 10-Q for the
                        Quarter Ended June 30, 1997

                             TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I  FINANCIAL INFORMATION

        Item 1. Financial Statements................................       3

                Consolidated Balance Sheets (unaudited)
                as of June 30, 1997 and December 31, 1996...........       3

                Consolidated Statements of Operations (unaudited)
                for the three months and six months ended
                June 30, 1997 and 1996..............................       5

                Consolidated Statement of Shareholders' Equity
                (unaudited) for the six months ended
                June 30, 1997.......................................       7

                Consolidated Statements of Cash
                Flows (unaudited) for the six months
                ended June 30, 1997 and 1996........................       8

                Notes to Consolidated Financial
                Statements (unaudited)..............................      11

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations..........................................      12

Part II OTHER INFORMATION

        Item 1. Legal Proceedings...................................      24

        Item 2. Changes in Securities...............................      24

        Item 3. Defaults Upon Senior Securities.....................      24

        Item 4. Submission of Matters to a Vote of Security Holders.      24

        Item 5. Other Information...................................      24

        Item 6. Exhibits and Reports on Form 8-K....................      24

                         PART I.  FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                        ESSEX BANCORP, INC. AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                         JUNE 30,      DECEMBER 31,
                                                                                           1997             1996
                                                                                     --------------  --------------
ASSETS
  Cash.............................................................................  $    2,064,578  $    1,824,160
  Interest-bearing deposits........................................................      11,418,540       1,727,091
  Federal funds sold and securities purchased under agreements to resell...........       2,052,000       2,644,000
                                                                                     --------------  --------------
    Cash and cash equivalents......................................................      15,535,118       6,195,251
  Federal Home Loan Bank stock.....................................................       1,360,900       2,540,000
  Securities available for sale--cost approximates market..........................          16,976           9,162
  Securities held to maturity--market value of $5,212,000 in 1997 and $5,890,000 in
    1996...........................................................................       5,298,743       6,003,219
  Mortgage-backed securities held to maturity--market value of $1,882,000 in 1997
    and $1,869,000 in 1996.........................................................       1,905,212       1,905,327
  Loans, net of allowance for loan losses of $2,128,000 in 1997 and $2,556,000 in
    1996...........................................................................     154,329,407     145,550,845
  Loans held for sale..............................................................       2,327,803       2,462,525
  Mortgage servicing rights........................................................       1,402,875       1,349,160
  Foreclosed properties, net.......................................................       2,049,577       2,054,213
  Accrued interest receivable......................................................       1,168,582       1,147,933
  Excess of cost over net assets acquired, less accumulated amortization of
    $2,047,000 in 1997 and $2,016,000 in 1996......................................         190,784         221,815
  Advances for taxes, insurance, and other.........................................         586,060         790,928
  Premises and equipment...........................................................       1,782,428       2,485,122
  Other assets.....................................................................       2,130,856       1,551,352
                                                                                     --------------  --------------
    Total Assets...................................................................  $  190,085,321  $  174,266,852
                                                                                     --------------  --------------
                                                                                     --------------  --------------

               See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                      JUNE 30,      DECEMBER 31,
                                                                                        1997            1996
                                                                                   --------------  --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing..........................................................  $    3,613,594  $    1,070,037
    Interest-bearing.............................................................     142,389,523     129,963,341
                                                                                   --------------  --------------
      Total deposits.............................................................     146,003,117     131,033,378
  Federal Home Loan Bank advances................................................      26,618,333      25,690,000
  Notes payable..................................................................          96,142          96,142
  Capitalized lease obligations..................................................         359,815         385,251
  Mortgages payable on foreclosed properties.....................................        --                10,391
  Other liabilities..............................................................       1,490,650       1,945,988
                                                                                   --------------  --------------
    Total Liabilities............................................................     174,568,057     159,161,150

SHAREHOLDERS' EQUITY
  Series B preferred stock, $.01 par value:
    Authorized shares--2,250,000
    Issued and outstanding shares--2,125,000.....................................          21,250          21,250
  Series C preferred stock, $.01 par value:
    Authorized shares--125,000
    Issued and outstanding shares--125,000.......................................           1,250           1,250
  Common stock, $.01 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--1,057,193 in 1997 and 1,053,379 in 1996.......          10,572          10,534
  Capital in excess of par.......................................................      23,663,256      23,659,333
  Accumulated deficit............................................................      (8,179,064)     (8,586,665)
                                                                                   --------------  --------------
    Total Shareholders' Equity...................................................      15,517,264      15,105,702
                                                                                   --------------  --------------
    Total Liabilities and Shareholders' Equity...................................  $  190,085,321  $  174,266,852
                                                                                   --------------  --------------
                                                                                   --------------  --------------

               See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                 THREE MONTHS                 SIX MONTHS
                                                                ENDED JUNE 30,              ENDED JUNE 30,
                                                          --------------------------  ---------------------------
                                                              1997          1996          1997          1996
                                                          ------------  ------------  ------------  -------------
INTEREST INCOME
  Loans, including fees.................................  $  3,403,649  $  5,133,027  $  6,552,787  $  10,575,305
  Federal funds sold and securities purchased under
    agreements to resell................................        37,286        78,857        73,633        170,783
  Investment securities, including dividend income......        89,108       153,776       207,245        343,198
  Mortgage-backed securities............................        31,155       110,557        61,519        360,376
  Other.................................................        92,363       187,248       129,613        324,805
                                                          ------------  ------------  ------------  -------------
    Total Interest Income...............................     3,653,561     5,663,465     7,024,797     11,774,467

INTEREST EXPENSE
  Deposits..............................................     1,885,754     3,538,402     3,644,004      7,391,155
  Federal Home Loan Bank advances.......................       381,008       415,011       760,425        856,034
  Notes payable.........................................         2,303         2,847         4,580          5,694
  Subordinated capital notes............................       --             18,493       --              36,877
  Other.................................................        17,081        37,660        36,553         66,622
                                                          ------------  ------------  ------------  -------------
      Total Interest Expense............................     2,286,146     4,012,413     4,445,562      8,356,382
                                                          ------------  ------------  ------------  -------------
      Net Interest Income...............................     1,367,415     1,651,052     2,579,235      3,418,085

PROVISION FOR LOAN LOSSES...............................       107,160       802,651        84,707        803,052
                                                          ------------  ------------  ------------  -------------
      Net Interest Income After
      Provision for Loan Losses.........................     1,260,255       848,401     2,494,528      2,615,033

NONINTEREST INCOME
  Loan servicing fees...................................       358,714       422,375       760,612        835,115
  Mortgage banking income, including gain on sale of
    loans...............................................        95,739       151,011       183,958        271,121
  Other service charges and fees........................       102,508       133,047       213,470        277,525
  Net gain on sale of:
    Securities..........................................       --            --            --             153,188
    Loans...............................................       --            --            --                 588
    Deposits............................................       --            --            --           1,064,655
  Other.................................................       249,406       (24,607)      250,955         87,216
                                                          ------------  ------------  ------------  -------------
      Total Noninterest Income..........................       806,367       681,826     1,408,995      2,689,408



               See notes to consolidated financial statements.

                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  THREE MONTHS                SIX MONTHS
                                                                 ENDED JUNE 30,             ENDED JUNE 30,
                                                            -------------------------  -------------------------
                                                               1997         1996          1997         1996
                                                            ----------  -------------  ----------  -------------
NONINTEREST EXPENSE
Salaries and employee benefits............................     689,135      1,288,215   1,460,764      2,675,869
Net occupancy and equipment...............................     246,571        394,967     538,766        781,327
Deposit insurance premiums................................     118,349        218,423     230,694        437,926
Amortization of intangible assets.........................     141,142      6,304,624     266,568      6,733,243
Service bureau............................................     114,892        162,170     241,643        321,568
Professional fees.........................................      74,854        136,667     144,515        283,880
Foreclosed properties, net................................      58,668         81,090      53,770         86,107
Other.....................................................     233,145        460,751     559,202        904,895
                                                            ----------  -------------  ----------  -------------
Total Noninterest Expense.................................   1,676,756      9,046,907   3,495,922     12,224,815
                                                            ----------  -------------  ----------  -------------
Income (Loss) Before Income Taxes.........................     389,866     (7,516,680)    407,601     (6,920,374)
PROVISION FOR INCOME TAXES................................      --           --            --           --
                                                            ----------  -------------  ----------  -------------
Net Income (Loss).........................................  $  389,866  $  (7,516,680) $  407,601  $  (6,920,374)
                                                            ----------  -------------  ----------  -------------
                                                            ----------  -------------  ----------  -------------
Earnings (loss) per common share (Note 2).................  $     (.01) $       (7.15) $     (.36) $       (6.59)
                                                            ----------  -------------  ----------  -------------
                                                            ----------  -------------  ----------  -------------

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                     For the six months ended June 30, 1997

                                                        SERIES B     SERIES C
                                            COMMON      PREFERRED    PREFERRED    CAPITAL IN
                                          STOCK, $.01  STOCK, $.01  STOCK, $.01     EXCESS       ACCUMULATED
                                           PAR VALUE    PAR VALUE    PAR VALUE      OF PAR         DEFICIT         TOTAL
                                          -----------  -----------  -----------  -------------  -------------  -------------
Balance at January 1, 1997..............   $  10,534    $  21,250    $   1,250   $  23,659,333  $  (8,586,665) $  15,105,702
Common stock issued under
Employee Stock Purchase Plan............          38       --           --               3,923       --                3,961
Net income..............................      --           --           --            --              407,601        407,601
                                          -----------  -----------  -----------  -------------  -------------  -------------
Balance, June 30, 1997..................   $  10,572    $  21,250    $   1,250   $  23,663,256  $  (8,179,064) $  15,517,264
                                          -----------  -----------  -----------  -------------  -------------  -------------
                                          -----------  -----------  -----------  -------------  -------------  -------------

                See notes to consolidated financial statements.

                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                         SIX MONTHS ENDED JUNE 30,
                                                                                         -------------------------
                                                                                            1997         1996
                                                                                         ----------  -------------
OPERATING ACTIVITIES
Net income (loss)......................................................................  $  407,601  $  (6,920,374)
Adjustments to reconcile net loss to cash provided by operating activities:
Provisions for:
Losses on loans, foreclosed properties and other.......................................     143,020        811,981
Depreciation and amortization of premises and equipment................................     213,528        267,284
Amortization (accretion) of:
Premiums and discounts on:
Loans..................................................................................      51,785        119,338
Mortgage-backed securities held to maturity............................................         115            112
Mortgage-backed securities available for sale..........................................      --              4,778
Securities held to maturity............................................................       2,882          6,236
Mortgage servicing rights..............................................................     235,536        281,429
Excess of costs over equity in net assets acquired.....................................      31,031      6,451,813
Premium on deposits....................................................................      --            (67,908)
Other..................................................................................      --                988
Mortgage banking activities:
Net increase in loans originated for resale............................................     296,536        (58,268)
Realized gains from sale of loans......................................................    (161,814)      (252,548)
Realized (gains) and losses from sales of:
Securities available for sale..........................................................      --           (153,188)
Loans..................................................................................      --               (588)
Premises and equipment.................................................................     (75,328)       (63,789)
Foreclosed properties..................................................................     (55,264)       (16,704)
Deposits...............................................................................      --         (1,064,655)
Unrealized loss on loans held for sale.................................................      --            313,765
Changes in operating assets and liabilities:
Accrued interest receivable............................................................     (20,649)       227,958
Other assets...........................................................................    (386,636)      (151,801)
Other liabilities......................................................................    (455,338)       844,508
                                                                                         ----------  -------------
Net cash provided by operating activities..............................................     227,005        580,367


               See notes to consolidated financial statements.

                    ESSEX BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                       SIX MONTHS ENDED JUNE 30,
                                                                                      ----------------------------
                                                                                          1997           1996
                                                                                      -------------  -------------
INVESTING ACTIVITIES
Purchase of certificates of deposit in other financial institutions.................     (5,000,000)    (8,000,000)
Proceeds from maturities of certificates of deposit in other financial
  institutions......................................................................      5,000,000       --
Purchase of Federal Home Loan Bank stock............................................        (25,700)      --
Proceeds from sales of Federal Home Loan Bank stock.................................      1,204,800      1,062,800
Purchase of securities held to maturity.............................................       (298,406)    (1,020,625)
Proceeds from maturities of securities held to maturity.............................      1,000,000      3,000,000
Purchase of securities available for sale...........................................     (2,507,814)    (2,725,008)
Proceeds from sales of securities available for sale................................      2,500,000      2,000,000
Principal remittances on mortgage-backed securities available for sale..............       --              764,831
Proceeds from sales of mortgage-backed securities available for sale................       --           10,068,189
Proceeds from sales of loans........................................................       --            7,290,962
Net (increase) decrease in net loans................................................     (9,879,663)     8,561,611
Proceeds from sales of foreclosed properties........................................      1,187,991      3,442,320
Increase in foreclosed properties...................................................       (209,795)      (128,203)
Increase in mortgage servicing rights...............................................       (289,251)       (62,408)
Purchase of premises and equipment..................................................        (37,543)      (105,627)
Proceeds from sales of premises and equipment.......................................        602,037        654,980
                                                                                      -------------  -------------
Net cash provided by (used in) investing activities.................................     (6,753,344)    24,803,822

FINANCING ACTIVITIES
Deposits sold in connection with branch sale:
NOW and savings deposits............................................................       --           (2,326,445)
Certificates of deposit.............................................................       --          (24,510,192)
Net increase in NOW and savings deposits............................................      7,668,739      1,045,108
Net increase in certificates of deposit.............................................      7,301,000      3,250,772
Proceeds from Federal Home Loan Bank advances.......................................     14,500,000       --
Repayment of Federal Home Loan Bank advances........................................    (13,571,667)    (3,571,666)
Payments on capital lease obligations...............................................        (25,436)       (18,729)
Payments on mortgages payable on foreclosed properties..............................        (10,391)       (25,258)
Net proceeds from common stock issued under
Employee Stock Purchase Plan........................................................          3,961          4,235
                                                                                      -------------  -------------
Net cash provided by (used in) financing activities.................................     15,866,206    (26,152,175)
                                                                                      -------------  -------------
Increase (decrease) in cash and cash equivalents....................................      9,339,867       (767,986)
Cash and cash equivalents at beginning of period....................................      6,195,251     16,008,718
                                                                                      -------------  -------------
Cash and cash equivalents at end of period..........................................  $  15,535,118  $  15,240,732
                                                                                      -------------  -------------
                                                                                      -------------  -------------

               See notes to consolidated financial statements.

                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                        SIX MONTHS ENDED JUNE 30,
                                                                                        --------------------------
                                                                                            1997          1996
                                                                                        ------------  ------------
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer from loans to foreclosed properties........................................  $    964,609  $    882,671

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest..........................................................................  $  4,428,629  $  8,314,228
    Income taxes......................................................................       --            --










                  See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 JUNE 30, 1997

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

NOTE 2--EARNINGS PER SHARE

    Earnings per share ("EPS") is computed based upon income adjusted for preferred stock dividends, divided by the average number of common shares outstanding. If dilutive for any period, warrants and options are treated as outstanding using the modified treasury stock method. The weighted average number of common and common equivalent shares outstanding used in the EPS calculation was 1,054,082 and 1,050,150 for the six months ended June 30, 1997 and 1996, respectively, and 1,054,763 and 1,050,588 for the three months ended June 30, 1997 and 1996, respectively.

    In February 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for EPS for entities with publicly-held common stock or potential common stock, such as EBI. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, after the effective date, all prior-period EPS data presented shall be restated to conform with the provisions of SFAS 128. Under SFAS 128, basic EPS will replace primary EPS and will be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Therefore, to the extent that EBI's primary EPS calculations for prior periods considered the dilutive impact of warrants and options for common stock, EBI's SFAS 128 restatement will result in significantly higher basic EPS. For the six month and three month periods ended June 30, 1997 and 1996, however, EBI's basic EPS under SFAS 128 were the same as EBI's primary EPS presented in the statements of operations.

    Also in February 1997, the Board issued Statement of Financial Accounting Standards No. 129 - Disclosure of Information about Capital Structure ("SFAS 129"), which is effective contemporaneously with SFAS 128. However, because EBI is currently subject to similar disclosure requirements of the Securities and Exchange Commission, SFAS 129 will have no effect on EBI's disclosures regarding its capital structure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Total assets of EBI at June 30, 1997 were $190.1 million as compared to $174.3 million at December 31, 1996, an increase of approximately $15.8 million or 9.1%. The increase in assets was primarily attributable to an $8.8 million increase in loans held for investment and a $9.3 million increase in cash and cash equivalents. These increases were partially offset by a $1.2 million decrease in Federal Home Loan Bank ("FHLB") stock, a $704,000 decrease in securities held to maturity and a $703,000 decrease in premises and equipment. The increase in loans held for investment resulted from (i) the purchase of an adjustable-rate first mortgage loan portfolio and (ii) mortgage loan originations by Essex First Mortgage Corporation ("Essex First"). The increase in cash and cash equivalents resulted from excess liquidity maintained at June 30, 1997 in order to fund the July acquisition of adjustable-rate first mortgage loans. The decrease in FHLB stock resulted from the FHLB's new policy regarding stock holdings in excess of membership requirements, which limits any FHLB member's excess stock to no more than $500,000. The decrease in securities held to maturity resulted from the maturity of a U.S. Treasury Note during the first quarter of 1997. The decrease in premises and equipment resulted from the sale of Essex Savings Bank, F.S.B.'s (the "Bank") Portsmouth and Newport News, Virginia former branch facilities, which had been vacant since the sale of related deposits in September 1996.

    EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, decreased from $5.2 million, or 2.99% of total assets, at December 31, 1996 to $5.0 million, or 2.63% of total assets, at June 30, 1997, and are summarized as follows (in thousands):

                                                                                            JUNE 30,    DECEMBER 31,
                                                                                              1997          1996
                                                                                           -----------  -------------
Nonaccrual loans:
  CDRELs, net..........................................................................   $     829     $     609
  Other................................................................................       1,430         2,299
Accruing loans 90 days or more past due................................................         384            30
Troubled debt restructured loans.......................................................         299           223
                                                                                           -----------       ------
    Total nonperforming loans, net.....................................................       2,942         3,161
Foreclosed properties, net.............................................................       2,050         2,054
                                                                                           -----------       ------
    Total nonperforming assets, net of specific reserves...............................   $   4,992     $   5,215
                                                                                           -----------       ------
                                                                                           -----------       ------

    Accruing loans in the 30-59 day and 60-89 day delinquency categories decreased, as shown below (in thousands):

                         DELINQUENCY    JUNE 30,
                          CATEGORY        1997
                        -------------  -----------
   30-59 days past due    $     623     $   1,156
   60-89 days past due          351           335
                          ----------    ---------
                          $     974     $   1,491
                          ----------    ---------

    The decrease in nonperforming assets occurred primarily in nonaccrual loans, and was partially offset by an increase in accruing loans 90 days or more past due, which resulted from the continued delinquency of a $288,000 loan secured by an apartment complex in Suffolk, Virginia. In accordance with an interim bankruptcy plan, all payments made by the borrower on this loan must be applied to interest, resulting in a delinquency in principal collections. While efforts are being pursued directly with the borrower, the ultimate resolution of this matter will be subject to a confirmation hearing at a later date. This loan had been reported in the 30-59 day delinquency category at December 31, 1996.

    Deposits, the primary source of EBI's funds, totaled $146.0 million at June 30, 1997 as compared to $131.0 million at December 31, 1996, an increase of $15.0 million or 11.4%. The increase in deposits was attributable to increases in money market accounts and certificates of deposit. While deposits grew at each of the Bank's branches, the most significant growth occurred at the Richmond, Virginia branch. In addition, because of the improvement in the Bank's overall financial condition, Essex Home Mortgage Servicing Corporation ("Essex Home") transferred a portion of its servicing escrow accounts from a nonaffiliated financial institution to the Bank. This transfer was reflected in the increase in noninterest-bearing deposits.

    Total shareholders' equity at June 30, 1997 was $15.5 million. However, the Series B and Series C preferred stock has a stated value and liquidation preference of $15.0 million, exclusive of cumulative but undeclared dividends and accrued interest thereon of $2.6 million at June 30, 1997. To the extent that EBI's income is not sufficient to cover the cumulative dividends and accrued interest on the Series B and C preferred stock, the equity of EBI's common shareholders will be affected. Accordingly, EBI's board of directors and the Strategic Evaluation Committee continue to evaluate profitability enhancements and possibilities for corporate restructurings.

RESULTS OF OPERATIONS

    FIRST SIX MONTHS OF 1997 COMPARED TO FIRST SIX MONTHS OF 1996

    EBI's net income for the six months ended June 30, 1997 totaled $408,000, compared to a net loss of $6.9 million for the six months ended June 30, 1996. EBI's net income for the first six months of 1997 included an aggregate gain of $97,000 on the sale of the Bank's Portsmouth and Newport News, Virginia former branch facilities and termination fees approximating $113,000 received by Essex Home in connection with a previously-disclosed cancellation of a subservicing client's contract effective May 31, 1997. During the first six months of 1996, EBI's operating results included (i) $1.3 million of nonrecurring income associated with the Bank's sale of its Charlotte, North Carolina retail bank branch on March 15, 1996, (ii) a $5.9 million write down in the net asset value of certain of the Bank's Virginia retail bank branches, which were subsequently sold in 1996 and (iii) an $800,000 loan loss provision resulting from the allocation of additional loss reserves to the Bank's largest problem credit, which was charged off in its entirety in 1996. Excluding the impact of these transactions in 1997 and 1996, EBI's net income for the first six months of 1997 effectively improved $1.7 million over the first six months of 1996. This improvement reflected the impact of (i) an increase in the net yield on interest-earning assets and (ii) a decrease in noninterest expense resulting from the Bank's sale of nine retail bank branches during 1996 and a decline in stock option compensation expense. These favorable impacts were partially offset by the loss of net interest income associated with assets sold in connection with the branch sales.

    NET INTEREST INCOME. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:

                                                                 1997                                       1996
                                                         ----------------------------------  ----------------------------------
                                                          AVERAGE                             AVERAGE
                                                          BALANCE    INTEREST   YIELD/ RATE   BALANCE    INTEREST   YIELD/ RATE
                                                         ----------  ---------  -----------  ----------  ---------  -----------
                                                                                 (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)............................................  $  153,491  $   6,553        8.54%  $  265,458  $  10,575        7.97%
  Investment securities................................       7,610        209        5.50       12,100        343        5.67
  Mortgage-backed securities...........................       1,905         62        6.46        9,333        360(2)     7.82
  Federal funds sold and securities purchased under
    agreements to resell...............................       2,752         74        5.35        6,533        171        5.23
  Other................................................       4,744        127        5.38       11,501        325(3)     5.37
                                                         ----------  ---------               ----------  ---------
    Total interest-earning assets......................  $  170,502      7,025        8.24   $  304,925     11,774(2)(3)  7.71
                                                         ----------                          ----------
                                                         ----------                          ----------
Interest-bearing liabilities:
  Deposits.............................................  $  135,461      3,644        5.42   $  265,847      7,391        5.56
  FHLB advances........................................      25,519        760        6.01       28,580        856        5.99
  Notes payable........................................          96          5        9.61          120          6        9.47
  Subordinated capital notes...........................      --         --          --              630         37       11.71
  Other................................................         374         37       18.44          416         66(4)    18.30
                                                         ----------  ---------               ----------  ---------
    Total interest-bearing liabilities.................  $  161,450      4,446        5.50   $  295,593      8,356(4)     5.63
                                                         ----------  ---------               ----------  ---------
                                                         ----------                          ----------
Net interest earnings..................................              $   2,579                           $   3,418
                                                                     ---------                           ---------
                                                                     ---------                           ---------
Net interest spread (2),(3),(4)........................                               2.74%                               2.08%
                                                                                      ----                                ----
                                                                                      ----                                ----
Net yield on interest-earning assets (2),(3),(4).......                               3.03%                               2.25%
                                                                                      ----                                ----
                                                                                      ----                                ----

------------------------
(1) Nonaccrual loans are included in the average balance of loans.

(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Calculation in 1997 and 1996 includes the accretion of net deferred loan fees and excludes $1,952 and $16,288, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.

(4) Calculation in 1997 and 1996 excludes $2,388 and $28,589, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.



                                                      INCREASE (DECREASE) FROM THE FIRST SIX MONTHS
                                                      OF 1996 TO THE FIRST SIX MONTHS OF 1997 DUE TO
                                                     -----------------------------------------------
                                                     VOLUME (1)           RATE (1)            NET
                                                     -----------      -----------         ----------
                                                                      (IN THOUSANDS)
Interest income on:

  Loans (2).......................................    $(4,733)            $711             $(4,022)
  Investment securities...........................       (124)             (10)               (134)
  Mortgage-backed securities......................       (245)             (53)               (298)
  Federal funds sold and
    securities purchased under
    agreements to resell..........................       (101)               4                 (97)
  Other interest-earning assets...................       (199)               1                (198)
                                                       ------              ----             ------
    Total interest income (2).....................     (5,402)             653              (4,749)
Interest expense on:
  Deposits........................................     (3,569)            (178)             (3,747)
  FHLB advances...................................        (98)               2                 (96)
  Notes payable...................................         (1)              --                  (1)
  Subordinated capital notes......................        (19)             (18)                (37)
Other interest-bearing liabilities................        (29)              --                 (29)
                                                       ------             ----              ------
    Total interest expense........................     (3,716)            (194)             (3,910)
                                                       -------            ----              ------
    Net interest income...........................    $(1,686)            $847              $ (839)
                                                      --------            ----              ------
                                                      --------            ----              ------

------------------------

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income decreased from $3.4 million for the first six months of 1996 to $2.6 million for the first six months of 1997, primarily as a result of the loss of net interest income associated with assets sold in connection with the Bank's sale of nine branches during 1996. However, the annualized net yield on interest-earning assets increased 78 basis points from 2.25% for the first six months of 1996 to 3.03% for the first six months of 1997 as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities along with an increase in the yield on loans, which reflects the Bank's emphasis on investment in adjustable-rate single-family residential loans.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the six months ended June 30 are as follows (in thousands):

                                                         1997       1996
                                                      ---------  ---------
Balance at beginning of period.....................  $   2,556  $   5,251
Provision for loan losses..........................         85        803
                                                      ---------  ---------
                                                         2,641      6,054
Loans charged-off, net of recoveries...............       (513)      (521)
                                                      ---------  ---------
Balance at end of period...........................  $   2,128  $   5,533
                                                      ---------  ---------
                                                      ---------  ---------

    Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. Accordingly, management determined that a provision for loan losses was necessary during the first six months of 1997 in order to maintain the loan loss reserves at adequate levels to absorb losses.

    During the first six months of 1996, management's assessment of the uncertainty regarding the successful rehabilitation and ultimate sale of a low-income apartment complex securing the Bank's most significant problem credit resulted in the allocation of additional loss reserves to this CDREL, which further resulted in an $800,000 provision for loan losses in order to replenish the general loan loss allowance to a level sufficient to absorb losses. This CDREL was charged off in its entirety during 1996.

    NONINTEREST INCOME. The significant components of noninterest income for the six months ended June 30 are presented below:


                                                                                                       INCREASE
                                                                             1997          1996       (DECREASE)
                                                                         ------------  ------------  -------------
Loan servicing fees....................................................  $    760,612  $    835,115  $     (74,503)
Mortgage banking income................................................       183,958       271,121        (87,163)
Other service charges and fees.........................................       213,470       277,525        (64,055)
Net gain (loss) on sales of:
  Securities...........................................................       --            153,188       (153,188)
  Loans................................................................       --                588           (588)
  Deposits.............................................................       --          1,064,655     (1,064,655)
Other..................................................................       250,955        87,216        163,739
                                                                         ------------  ------------  -------------
                                                                         $  1,408,995  $  2,689,408  $  (1,280,413)
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

    Noninterest income for the first six months of 1997 totaled $1.4 million as compared to $2.7 million for the first six months of 1996. However, noninterest income during the first six months of 1997 included (i) an aggregate gain of $97,000 on the sale of the Bank's Newport News and Portsmouth, Virginia former branch facilities, which had been vacant since the sale of related deposits in September 1996 and (ii) termination fees approximating $113,000 received by Essex Home in connection with a previously-disclosed cancellation of a subservicing client's contract effective May 31, 1997. Noninterest income in 1996 included the gains on sales of securities, loans, deposits, and premises and equipment, which totaled $1.3 million, associated with the Bank's sale of its Charlotte, North Carolina retail bank branch. Exclusive of the impacts of these transactions during 1997 and 1996, the effective decline in noninterest income for the first six months of 1997 was $207,000. This decline was primarily attributable to (i) lower loan servicing fees resulting from fluctuations in loan servicing volume including the initial impact of the subservicing contract cancellation effective May 31, 1997, (ii) lower mortgage banking income resulting from fewer loans originated for sale in the secondary market as Essex First focused on expanding its construction lending programs and
(iii) lower service charges and fees resulting primarily from the Bank's sale of nine branches during 1996.

    Loan servicing fee and ancillary servicing fee income in future periods will be negatively impacted by the transfer of Essex Home's largest subservicing client to another servicer effective May 31, 1997. Because no assurances can be made that this significant servicing volume can be replaced in its entirety in the near term, Essex Home has implemented a plan for operating expense reductions. Notwithstanding the impact of the cancellation of this subservicing contract, Essex Home increased its mortgage loan servicing volume since December 31, 1996 by approximately 700 loans with an aggregate principal balance of $74.2 million as of June 30, 1997.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the six months ended June 30 are presented below:


                                                                                                       INCREASE
                                                                            1997          1996        (DECREASE)
                                                                        ------------  -------------  -------------
Salaries and employee benefits........................................  $  1,460,764  $   2,675,869  $  (1,215,105)
Net occupancy and equipment...........................................       538,766        781,327       (242,561)
Deposit insurance premiums............................................       230,694        437,926       (207,232)
Amortization of intangible assets.....................................       266,568      6,733,243     (6,466,675)
Service bureau........................................................       241,643        321,568        (79,925)
Professional fees.....................................................       144,515        283,880       (139,365)
Foreclosed properties, net............................................        53,770         86,107        (32,337)
Other.................................................................       559,202        904,895       (345,693)
                                                                        ------------  -------------  -------------
                                                                        $  3,495,922  $  12,224,815  $  (8,728,893)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

    Noninterest expense decreased from $12.2 million in the first six months of 1996 to $3.5 million in the first six months of 1997. The Bank's sale of nine branches during 1996 had a pervasive impact on the decrease in noninterest expense. In addition to the $5.9 million write down in the net asset value of certain of the sold branches, total noninterest expense associated with the sold branches, including amortization of goodwill, approximated $1.3 million during the first six months of 1996. The decline in noninterest expense during 1997 also reflected (i) a decrease of $198,000 in compensation expense associated with EBI's stock options, (ii) the impact of a corporate downsizing strategy, which resulted in a decrease of 29 personnel positions, excluding positions eliminated in connection with the branch sales, from January 1, 1996 to June 30, 1997, (iii) the relocation of EBI's corporate headquarters to a smaller, more economical facility and (iv) a decrease in professional fees resulting from the cancellation of a consulting contract.

    The significant components of other noninterest expense for the six months ended June 30 are presented below:

                                                                                                       INCREASE
                                                                                 1997        1996     (DECREASE)
                                                                              ----------  ----------  -----------
Loan expense................................................................  $   72,057  $  133,377  $   (61,320)
Telephone...................................................................      88,304     122,257      (33,953)
Postage and courier.........................................................      88,155     114,845      (26,690)
Stationery and supplies.....................................................      51,228      71,234      (20,006)
Advertising and marketing...................................................      87,404     105,895      (18,491)
Corporate insurance.........................................................      59,536      97,303      (37,767)
Travel......................................................................      22,232      40,745      (18,513)
Provision for servicing losses..............................................      12,000      12,000            --
Other.......................................................................      78,286     207,239     (128,953)
                                                                              ----------  ----------  -----------
                                                                              $  559,202  $  904,895  $  (345,693)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

    INCOME TAXES. There was no income tax provision recognized for financial reporting purposes during the six months ended June 30, 1997 or 1996, because EBI had significant net operating loss carryforwards, which approximated $21.1 million at December 31, 1996. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.

    SECOND QUARTER OF 1997 COMPARED TO SECOND QUARTER OF 1996

    EBI's net income for the three months ended June 30, 1997 totaled $390,000, compared to a net loss of $7.5 million for the three months ended June 30, 1996. Factors contributing to the second quarter improvement in 1997 consist of many of the same factors described in the six-month comparison. EBI's net income for the second quarter of 1997 included an aggregate gain of $97,000 on the sale of the Bank's Portsmouth and Newport News, Virginia former branch facilities and termination fees approximating $113,000 received by Essex Home in connection with a previously-disclosed cancellation of a subservicing client's contract effective May 31, 1997. EBI's net loss for the second quarter of 1996 included a $5.9 million write down in the net asset value of certain of the Bank's Virginia retail bank branches, which were subsequently sold in 1996, and an $800,000 loan loss provision resulting from the allocation of additional loss reserves to the Bank's largest problem credit, which was charged off in its entirety in 1996. Excluding the impacts of these transactions in 1997 and 1996, EBI's net income for the second quarter of 1997 effectively improved $1.0 million over the second quarter of 1996. This improvement reflects the impact of (i) an increase in the net yield on interest-earning assets and (ii) a decrease in noninterest expense resulting from the Bank's sale of nine retail bank branches during 1996 and a decline in stock option compensation expense. These favorable impacts were partially offset by the loss of net interest income associated with assets sold in connection with the branch sales.



                              [intentionally blank]

    NET INTEREST INCOME. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June 30:

                                                                    1997                              1996
                                                      --------------------------------  --------------------------------
                                                       AVERAGE                YIELD/    AVERAGE                YIELD/
                                                       BALANCE    INTEREST    RATE      BALANCE    INTEREST    RATE
                                                      ----------  ---------  --------- ----------  ---------  ---------
                                                                           (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1).........................................  $  156,195  $   3,403       8.72% $  259,200  $   5,133       7.92%
  Investment securities.............................       6,655         89       5.36      11,030        154       5.58
  Mortgage-backed
    securities......................................       1,905         31       6.54       4,939        110(2)    9.02
  Federal funds sold and
    securities purchased under
    agreements to resell............................       2,716         37       5.49       6,080         79       5.19
  Other.............................................       6,606         93       5.47      13,697        187(3)    5.25
                                                      ----------  ---------             ----------  ---------
     Total interest-earning
       assets.......................................  $  174,077      3,653       8.39  $  294,946      5,663(2)(3) 7.67
                                                      ----------                        ----------
                                                      ----------                        ----------
Interest-bearing liabilities:
  Deposits..........................................  $  139,120      1,886       5.44  $  255,647      3,538       5.54
  FHLB advances.....................................      25,388        381       6.02      27,687        415       6.00
  Notes payable.....................................          96          2       9.61         120          3       9.47
  Subordinated capital notes........................      --         --         --             632         18      11.71
  Other.............................................         367         17      18.35         411         38(4)   18.30
                                                      ----------  ---------             ----------  ---------
     Total interest-bearing
       liabilities..................................  $  164,971      2,286       5.56  $  284,497      4,012(4)    5.61
                                                      ----------  ---------             ----------  ---------
                                                      ----------  ---------             ----------  ---------
Net interest earnings...............................              $   1,367                         $   1,651
                                                                  ---------                         ---------
                                                                  ---------                         ---------
Net interest spread (2),(3),(4).....................                             2.83%                              2.06%
                                                                             ---------                          ---------
                                                                             ---------                          ---------
Net yield on interest-earning
  assets (2),(3),(4)................................                             3.13%                             2.25%
                                                                             ---------                         ---------
                                                                             ---------                         ---------


------------------------

(1) Nonaccrual loans are included in the average balance of loans.

(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

(3) Calculation in 1997 and 1996 includes the accretion of net deferred loan fees and excludes $1,952 and $7,538, respectively, which consists primarily of interest earned on custodial accounts maintained for servicing investors.

(4) Calculation in 1997 and 1996 excludes $286 and $18,855, respectively, which consists primarily of interest paid on escrow accounts.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                     INCREASE (DECREASE) FROM THE SECOND QUARTER OF
                                                        1996 TO THE SECOND QUARTER OF 1997 DUE TO
                                                     ----------------------------------------------
                                                     VOLUME (1)           RATE (1)            NET
                                                     -----------      -----------         ---------
                                                                      (IN THOUSANDS)
Interest income on:
  Loans (2).......................................    $(2,204)            $474             $(1,730)
  Investment securities...........................        (59)              (6)                (65)
  Mortgage-backed securities......................        (54)             (25)                (79)
  Federal funds sold and
    securities purchased under
    agreements to resell..........................        (46)               4                 (42)
  Other interest-earning assets...................       (101)               7                 (94)
                                                      -------             ----             -------
    Total interest income (2).....................     (2,464)             454              (2,010)
Interest expense on:
  Deposits........................................     (1,589)             (63)             (1,652)
  FHLB advances...................................        (36)               2                 (34)
  Notes payable...................................         (1)              --                  (1)
  Subordinated capital notes......................         (9)              (9)                (18)
  Other interest-bearing liabilities..............        (21)              --                 (21)
                                                      -------             ----             -------
    Total interest expense........................     (1,656)             (70)             (1,726)
                                                      -------             ----             -------
    Net interest income...........................   $   (808)            $524             $  (284)
                                                     --------             ----             -------
                                                     --------             ----             -------

------------------------

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income decreased from $1.7 million for the second quarter of 1996 to $1.4 million for the second quarter of 1997, primarily as a result of the loss of net interest income associated with assets sold in connection with the Bank's sale of nine branches during 1996. However, the annualized net yield on interest-earning assets increased 88 basis points from 2.25% for the second quarter of 1996 to 3.13% for the second quarter of 1997 as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities along with an increase in the yield on loans.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):

                                                                                                   1997       1996
                                                                                                 ---------  ---------
    Balance at beginning of period.............................................................  $   2,362  $   4,955
    Provision for loan losses..................................................................        107        802
                                                                                                 ---------  ---------
                                                                                                     2,469      5,757
    Loans charged-off, net of recoveries.......................................................       (341)      (224)
                                                                                                 ---------  ---------
    Balance at end of period...................................................................  $   2,128  $   5,533
                                                                                                 ---------  ---------
                                                                                                 ---------  ---------

    Management determined that a provision for loan losses was necessary during the second quarter of 1997 in order to maintain the loan loss reserves at adequate levels to absorb losses. During the second quarter of 1996 an $800,000 provision was necessary to ensure the adequacy of the general loan loss allowance after allocating additional loss reserves to the Bank's problem credit secured by a low-income apartment complex in Richmond, Virginia, which was charged off in its entirety in 1996.

    NONINTEREST INCOME. The significant components of noninterest income for the three months ended June 30 are presented below:

                                                                                                        INCREASE
                                                                                  1997        1996     (DECREASE)
                                                                               ----------  ----------  -----------
    Loan servicing fees......................................................  $  358,714  $  422,375   $ (63,661)
    Mortgage banking income..................................................      95,739     151,011     (55,272)
    Other service charges and fees...........................................     102,508     133,047     (30,539)
    Other....................................................................     249,406     (24,607)    274,013
                                                                               ----------  ----------  -----------
                                                                               $  806,367  $  681,826   $ 124,541
                                                                               ----------  ----------  -----------
                                                                               ----------  ----------  -----------

    Noninterest income for the second quarter of 1997 totaled $806,000, an increase of 18.3% compared to $682,000 for the second quarter of 1996. Noninterest income for the second quarter of 1997 included a $97,000 aggregate gain on two of the Bank's former branch facilities and $113,000 in termination fees collected by Essex Home in connection with the cancellation of a subservicing client's contact. Noninterest income for the second quarter of 1996 included a $314,000 unrealized loss on loans held for sale recognized in connection with the sale of certain of the Bank's branches in July 1996, which was partially offset by a $249,000 gain on futures contracts executed to hedge the interest rate risk of these loans. Excluding the impact of these transactions in 1997 and 1996, noninterest income effectively declined $151,000 as a result of (i) lower loan servicing fees resulting from fluctuations in loan servicing volume including the initial impact of the subservicing contract cancellation effective May 31, 1997, (ii) lower mortgage banking income resulting from fewer loans originated for sale in the secondary market as Essex First focused on expanding its construction lending programs and (iii) lower service charges and fees resulting primarily from the Bank's sale of nine branches during 1996.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the three months ended June 30 are presented below:

                                                                                                       INCREASE
                                                                             1997          1996       (DECREASE)
                                                                         ------------  ------------  -------------
    Salaries and employee benefits.....................................  $    689,135  $  1,288,215  $    (599,080)
    Net occupancy and equipment........................................       246,571       394,967       (148,396)
    Deposit insurance premiums.........................................       118,349       218,423       (100,074)
    Amortization of intangible assets..................................       141,142     6,304,624     (6,163,482)
    Service bureau.....................................................       114,892       162,170        (47,278)
    Professional fees..................................................        74,854       136,667        (61,813)
    Foreclosed properties, net.........................................        58,668        81,090        (22,422)
    Other..............................................................       233,145       460,751       (227,606)
                                                                         ------------  ------------  -------------
                                                                         $  1,676,756  $  9,046,907  $  (7,370,151)
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

    Noninterest expense decreased from $9.0 million in the second quarter of 1996 to $1.7 million in the second quarter of 1997. In addition to the $5.9 million write down in the net asset value of certain of the sold branches, total noninterest expense associated with the sold branches, including amortization of goodwill, approximated $543,000 during the second quarter of 1996. Further, the decline in noninterest expense during 1997 reflected (i) a decrease of $95,000 in compensation expense associated with EBI's stock options, (ii) the impact of a corporate downsizing strategy, which resulted in a decrease of 29 personnel positions, excluding positions eliminated in connection with the branch sales, from January 1, 1996 to June 30, 1997,
(iii) the relocation of EBI's corporate headquarters to a smaller, more economical facility and (iv) a decrease in professional fees resulting from the cancellation of a consulting contract.

    The significant components of other noninterest expense for the three months ended June 30 are presented below:

                                                                                                       INCREASE
                                                                                 1997        1996     (DECREASE)
                                                                              ----------  ----------  -----------
      Loan expense.........................................................  $   13,553  $   73,112  $   (59,559)
      Telephone............................................................      47,440      62,802      (15,362)
      Postage and courier..................................................      39,910      59,773      (19,863)
      Stationery and supplies..............................................      23,581      37,610      (14,029)
      Advertising and marketing............................................      43,961      68,495      (24,534)
      Corporate insurance..................................................      28,290      49,126      (20,836)
      Travel...............................................................      11,036      17,132       (6,096)
      Provision for servicing losses.......................................       6,000       6,000      --
      Other................................................................      19,374      86,701      (67,327)
                                                                              ----------  ----------  -----------
                                                                              $  233,145  $  460,751  $  (227,606)
                                                                              ----------  ----------  -----------
                                                                              ----------  ----------  -----------

LIQUIDITY

    The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at June 30, 1997 was 12.78%. This ratio reflected excess liquidity maintained at June 30, 1997 in order to fund the July acquisition of adjustable-rate first mortgage loans.

REGULATORY MATTERS

    REGULATORY CAPITAL. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At June 30, 1997, the Bank was in compliance with the capital requirements established by FIRREA.

    Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of June 30, 1997, the Bank was "well capitalized" for PCA purposes.

    By December 31, 1996, after completing the sale of nine of the Bank's retail bank branches during 1996, EBI's total assets had been reduced to $174.3 million. By June 30, 1997, EBI's total assets had grown to $190.1 million. The increase in EBI's total assets primarily resulted from growth in the Bank's deposits from $131.0 million at December 31, 1996 to $146.0 million at June 30, 1997. Notwithstanding this growth, the Bank exceeded all regulatory capital requirements at June 30, 1997.

    The Bank's capital amounts and ratios as of June 30, 1997 are presented below (in thousands):

                                                                                              REQUIRED
                                                                       REQUIRED              TO BE WELL
                                                                     FOR CAPITAL          CAPITALIZED UNDER
                                                  ACTUAL           ADEQUACY PURPOSES        PCA PROVISIONS
                                           --------------------  ---------------------  ---------------------
                                            AMOUNT      RATIO     AMOUNT      RATIO      AMOUNT      RATIO
                                           ---------  ---------  ---------    -----     ---------  ----------
Total capital (to risk-weighted assets).... $16,768    14.48%     $9,263       8.0%      $11,578    >=10.0%
Tier I capital (to risk-weighted assets)...  15,424    13.32%      4,631       4.0%       6,947     >= 6.0%
Tier I capital (to total assets)...........  15,424     8.13%      7,591       4.0%       9,489     >= 5.0%
Tangible capital (to total assets).........  15,424     8.13%      2,847       1.5%        --          --



    REGULATORY COMPLIANCE. While all supervisory agreements with the OTS have been terminated, the boards of directors of EBI and the Bank have undertaken, as required by the OTS, to continue to implement and adhere to the spirit of the provisions of the agreements. Such provisions include restrictions on dividend payments and expense reimbursements, and among other areas of compliance, restrictions on transactions with affiliates, continued oversight of asset quality, and the submission of an updated business plan for 1997, which was submitted to the OTS on January 3, 1997 and amended on April 25, 1997. The business plan, as amended, was approved by the OTS on May 9, 1997.



                             [intentionally blank]

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS--NOT APPLICABLE

ITEM 2. CHANGES IN SECURITIES--NOT APPLICABLE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES--NOT APPLICABLE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On May 29, 1997, an annual meeting of stockholders of EBI was held for the purpose of considering and voting upon the election of two directors for terms of three years each. At the meeting, (i) the election of Mr. Gene D. Ross as a director was approved by a vote of 913,508 EBI common shares voting in favor and 41,273 shares abstaining and (ii) the election of Mr. Harry F. Radcliffe as a director was approved by a vote of 911,688 shares voting in favor and 43,275 shares abstaining. No other business was conducted at the meeting.

ITEM 5. OTHER INFORMATION--NOT APPLICABLE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits--The following exhibits are filed as part of this Part II:

                    Exhibit No.           Description
                    -----------           -----------

                         27           Financial Data Schedule

        (b) Reports on Form 8-K--None





                           [intentionally blank]

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Essex Bancorp, Inc.



    August 6, 1997                         By:  /s/ Gene D. Ross
    --------------                              ---------------
       (Date)                                   Gene D. Ross
                                                Chairman, President,
                                                and Chief Executive Officer

    August 6, 1997                         By:  /s/ Mary-Jo Rawson
    --------------                              ---------------
       (Date)                                   Mary-Jo Rawson
                                                Chief Accounting Officer