Form 10-Q
period 1997-09-30
ESSEX BANCORP INC /NEW
filed 1997-11-13
CIK 847325

                                   FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997
                               --------------------------------------
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to
                               --------------------------------------

Commission file number               1-10506
                       ----------------------------------------------

                               Essex Bancorp, Inc.
                       ----------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                           54-1721085
     -----------------------               ----------------
     (State of organization)               (I.R.S. Employer
                                           Identification No.)


   9 The Koger Center, Suite 200
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

    Shares outstanding as of November 6, 1997: 1,057,682 shares of Common Stock, par value $.01 per share.

                              Essex Bancorp, Inc.
                     Quarterly Report on Form 10-Q for the
                       Quarter Ended September 30, 1997



TABLE OF CONTENTS

                                                                      PAGE
                                                                     ------
Part I  FINANCIAL INFORMATION

        Item 1  Financial Statements                                    3

                Consolidated Balance Sheets (unaudited)
                as of September 30, 1997 and December 31, 1996          3

                Consolidated Statements of Operations (unaudited)
                for the three months and nine months ended
                September 30, 1997 and 1996                             5

                Consolidated Statement of Shareholders' Equity
                (unaudited) for the nine months ended
                September 30, 1997                                      7

                Consolidated Statements of Cash
                Flows (unaudited) for the nine months
                ended September 30, 1997 and 1996                       8

                Notes to Consolidated Financial
                Statements (unaudited)                                 11

        Item 2  Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations                                             13

Part II OTHER INFORMATION

        Item 1. Legal Proceedings                                      24

        Item 2. Changes in Securities                                  24

        Item 3. Defaults Upon Senior Securities                        24

        Item 4. Submission of Matters to a Vote
                of Security Holders                                    24

        Item 5. Other Information                                      24

        Item 6. Exhibits and Reports on Form 8-K                       24


                         Part I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (unaudited)

                                                     SEPTEMBER 30,         DECEMBER 31,
                                                         1997                  1996
                                                  ---------------------  --------------
ASSETS
  Cash..........................................      $2,048,073          $1,824,160
  Interest-bearing deposits.....................       7,001,029           1,727,091
  Federal funds sold and securities purchased
    under agreements to resell..................       2,352,000           2,644,000
                                                       ----------          ---------
      Cash and cash equivalents.................      11,401,102           6,195,251
  Federal Home Loan Bank stock..................       1,431,000           2,540,000
  Securities available for sale--cost
    approximates market.........................          17,211               9,162
  Securities held to maturity--market value of
    $5,229,443 in 1997 and $5,890,000 in 1996...       5,298,938           6,003,219
  Mortgage-backed securities held to maturity--
    market value of $1,888,000 in 1997 and
    $1,869,000 in 1996..........................       1,905,155           1,905,327
  Loans, net of allowance for loan losses of
    $2,090,000 in 1997 and $2,556,000 in 1996...     160,093,223         145,550,845
  Loans held for sale...........................       2,163,254           2,462,525
  Mortgage servicing rights.....................       1,283,081           1,349,160
  Foreclosed properties, net of allowance of
    $208,000 in 1997 and $179,000 in 1996.......       1,937,562           2,054,213
  Accrued interest receivable...................       1,261,240           1,147,933
  Excess of cost over net assets acquired.......         175,269             221,815
  Advances for taxes, insurance, and other......         530,645             790,928
  Premises and equipment........................       1,951,893           2,485,122
  Other assets..................................       2,436,965           1,551,352
                                                      ----------           ---------
      Total Assets..............................    $191,886,538      $  174,266,852
                                                      ----------           ---------
                                                      ----------           ---------

               See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Unaudited)

                                                     SEPTEMBER 30,        DECEMBER 31,
                                                         1997                1996
                                                   -----------------    --------------
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
    Noninterest-bearing.........................    $  4,763,271       $   1,070,037
    Interest-bearing............................     146,200,852         129,963,341
                                                    -----------------   --------------
      Total deposits............................     150,964,123         131,033,378
  Federal Home Loan Bank advances...............      23,332,500          25,690,000
  Notes payable.................................          96,142              96,142
  Capitalized lease obligations.................         346,207             385,251
  Mortgages payable on foreclosed properties....            --                10,391
  Other liabilities.............................       2,119,361           1,945,988
                                                     ----------------   --------------
      Total Liabilities.........................     176,858,333         159,161,150

SHAREHOLDERS' EQUITY
  Series B preferred stock, $.01 par value:
    Authorized shares-- 2,250,000
    Issued and outstanding shares--2,125,000....           21,250             21,250
  Series C preferred stock, $.01 par value:
    Authorized shares-- 125,000
    Issued and outstanding shares--125,000......            1,250              1,250
  Common stock, $.01 par value:
    Authorized shares--10,000,000
    Issued and outstanding shares--1,057,682
    in 1997 and 1,053,379 in 1996...............            10,577             10,534
  Capital in excess of par......................        23,665,226         23,659,333
  Accumulated deficit...........................        (8,670,098)        (8,586,665)
                                                    ------------------  --------------
      Total Shareholders' Equity................        15,028,205         15,105,702
                                                    ------------------  --------------
      Total Liabilities and Shareholders'
        Equity..................................    $  191,886,538     $  174,266,852
                                                    ------------------  --------------
                                                    ------------------  --------------


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                              THREE MONTHS                NINE MONTHS
                                                           ENDED SEPTEMBER 30,         ENDED SEPTEMBER 30,
                                                       ---------------------------  ----------------------------
                                                            1997           1996          1997          1996
                                                        -------------  ------------  -------------  -------------
INTEREST INCOME
  Loans, including fees...............................  $   3,475,437  $  4,148,568  $  10,028,224  $  14,723,873
  Federal funds sold and securities purchased under
    agreements to resell..............................         38,739       108,070        112,372        278,853
  Investment securities, including dividend income....         89,845       151,449        297,090        494,647
  Mortgage-backed securities..........................         31,552       105,734         93,071        466,110
  Other...............................................        105,933       186,051        235,546        510,856
                                                        -------------  ------------  -------------  -------------
      Total Interest Income...........................      3,741,506     4,699,872     10,766,303     16,474,339

INTEREST EXPENSE
  Deposits............................................      1,999,927     2,782,114      5,643,931     10,173,269
  Federal Home Loan Bank advances.....................        369,672       393,062      1,130,097      1,249,096
  Notes payable.......................................          2,303         2,728          6,883          8,422
  Subordinated capital notes..........................            --         15,567       --               52,444
  Other...............................................         16,651        30,031         53,204         96,653
                                                        -------------  ------------  -------------  -------------
      Total Interest Expense..........................      2,388,553     3,223,502      6,834,115     11,579,884
                                                        -------------  ------------  -------------  -------------
      Net Interest Income.............................      1,352,953     1,476,370      3,932,188      4,894,455
PROVISION FOR LOAN LOSSES.............................         29,539       575,064        114,246      1,378,116
                                                        -------------  ------------  -------------  -------------
      Net Interest Income After
      Provision for Loan Losses.......................      1,323,414       901,306      3,817,942      3,516,339

NONINTEREST INCOME
  Loan servicing fees.................................        278,345       417,726      1,038,957      1,252,841
  Mortgage banking income, including gain on sale of
    loans.............................................        133,166       185,640        317,124        456,761
  Other service charges and fees......................         73,174       111,957        286,644        389,482
  Net gain (loss) on sale of:
    Securities........................................           --            --             --          153,188
    Loans.............................................             14    (1,027,070)            14     (1,026,482)
    Deposits..........................................           --         833,376       --            1,898,031
  Other...............................................         36,716       311,088        287,671        398,304
                                                        -------------  ------------  -------------  -------------
      Total Noninterest Income........................        521,415       832,717      1,930,410      3,522,125


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                   THREE MONTHS              NINE MONTHS
                                                               ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                              ----------------------  -------------------------
                                                                 1997        1996        1997         1996
                                                              ----------  ----------  ----------  -------------
NONINTEREST EXPENSE
  Salaries and employee benefits............................   1,290,666   1,120,978   2,751,430      3,796,847
  Net occupancy and equipment...............................     261,628     364,553     800,394      1,145,880
  Deposit insurance premiums................................     119,904     146,980     350,598        584,906
  Amortization of intangible assets.........................     135,310     143,798     401,878      6,877,041
  Service bureau............................................     108,142     148,818     349,785        470,386
  Professional fees.........................................      86,989     118,836     231,504        402,716
  Foreclosed properties, net................................      88,902      14,124     142,672        100,231
  Other.....................................................     244,322     429,725     803,524      1,334,620
                                                              ----------  ----------  ----------  -------------
      Total Noninterest Expense.............................   2,335,863   2,487,812   5,831,785     14,712,627
                                                              ----------  ----------  ----------  -------------
      Loss Before Income Taxes..............................    (491,034)   (753,789)    (83,433)    (7,674,163)
PROVISION FOR INCOME TAXES..................................        --          --          --           --
                                                              ----------  ----------  ----------  -------------
      Net Loss..............................................  $ (491,034) $ (753,789) $  (83,433) $  (7,674,163)
                                                              ----------  ----------  ----------  -------------

Loss per common share (Note 2)..............................  $     (.85) $     (.72) $    (1.23) $       (7.30)


                See notes to consolidated financial statements.

                    ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                 For the nine months ended September 30, 1997

                                               SERIES B     SERIES C
                                   COMMON      PREFERRED    PREFERRED    CAPITAL IN
                                 STOCK, $.01  STOCK, $.01  STOCK, $.01     EXCESS       ACCUMULATED
                                  PAR VALUE    PAR VALUE    PAR VALUE      OF PAR         DEFICIT         TOTAL
                                 -----------  -----------  -----------  -------------  -------------  -------------
Balance at January 1, 1997.....   $  10,534    $  21,250    $   1,250   $  23,659,333  $  (8,586,665) $  15,105,702

Common stock issued under
  Employee Stock Purchase
  Plan.........................          43        --            --             5,893         --              5,936
Net loss.......................       --           --            --             --           (83,433)       (83,433)
                                 -----------  -----------  -----------  -------------  -------------  -------------
Balance, September 30, 1997....   $  10,577    $  21,250    $   1,250   $  23,665,226  $  (8,670,098) $  15,028,205
                                 -----------  -----------  -----------  -------------  -------------  -------------


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                         1997         1996
                                                    ------------  -------------
OPERATING ACTIVITIES
  Net loss......................................    $  (83,433)   $  (7,674,163)
  Adjustments to reconcile net loss to cash
    provided by (used in) operating activities:
    Provisions for:
      Losses on loans, foreclosed properties
        and other...............................        247,445       1,375,596
      Depreciation and amortization of premises
        and equipment...........................        317,732         405,207
      Amortization (accretion) of:
        Premiums and discounts on:
          Loans.................................         65,440         163,639
          Mortgage-backed securities held to
            maturity............................            172             170
          Mortgage-backed securities available
            for sale............................            --            7,009
          Securities held to maturity...........          2,687          11,106
        Mortgage servicing rights...............        355,330         409,712
        Excess of costs over equity in net assets
          acquired..............................         46,546       6,467,328
        Premium on deposits.....................            --         (101,810)
        Other...................................            --            7,411
    Mortgage banking activities:
      Net increase in loans originated for
        resale..................................        585,598       1,155,510
      Realized gains from sale of loans.........       (286,327)       (432,618)
    Realized (gains) and losses from sales of:
      Securities available for sale.............            --         (153,188)
      Loans.....................................            (14)      1,026,482
      Premises and equipment....................        (75,005)       (203,429)
      Foreclosed properties.....................        (69,724)        (46,337)
      Deposits..................................            --       (1,898,031)
    Changes in operating assets and liabilities:
        Accrued interest receivable.............       (113,307)        920,187
        Other assets............................       (643,330)       (153,331)
        Other liabilities.......................        173,373         186,542
                                                      ----------     ------------
  Net cash provided by operating activities.....        523,183       1,472,992


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                          1997            1996
                                                      -------------  --------------
INVESTING ACTIVITIES
  Purchase of certificates of deposit in other
    financial institutions.........................     (5,000,000)    (17,000,000)
  Proceeds from maturities of certificates of
    deposit in other financial institutions........      5,000,000      17,000,000
  Purchase of Federal Home Loan Bank stock.........        (95,800)         --
  Proceeds from sales of Federal Home Loan Bank
    stock..........................................      1,204,800       1,062,800
  Purchase of securities held to maturity..........       (298,406)     (1,020,625)
  Proceeds from maturities of securities held to
    maturity.......................................      1,000,000       3,000,000
  Purchase of securities available for sale........     (2,508,049)     (4,460,320)
  Proceeds from sales of securities available
    for sale.......................................      2,500,000       5,450,000
  Principal remittances on mortgage-backed
    securities available for sale..................          --            990,065
  Proceeds from sales of mortgage-backed
    securities available for sale..................          --         10,068,189
  Proceeds from sales of loans.....................        201,565     118,090,724
  Net (increase) decrease in net loans.............    (16,202,570)      8,342,656
  Proceeds from sales of foreclosed properties.....      1,659,756       4,243,968
  Increase in foreclosed properties................       (309,625)       (213,074)
  Purchase of mortgage servicing rights............       (289,251)        (73,230)
  Purchase of premises and equipment...............       (311,212)       (122,902)
  Proceeds from sales of premises and equipment....        601,714       1,412,276
                                                       -------------  --------------
  Net cash provided by (used in) investing
    activities.....................................    (12,847,078)    146,770,527

FINANCING ACTIVITIES
  Deposits sold in connection with branch sales:
    NOW and savings deposits.......................          --        (18,017,885)
    Certificates of deposit........................          --       (140,351,280)
  Net increase in NOW and savings deposits.........     11,759,901       4,918,011
  Net increase in certificates of deposit..........      8,170,844       3,193,841
  Proceeds from Federal Home Loan Bank advances....     18,500,000           --
  Repayment of Federal Home Loan Bank advances.....    (20,857,500)     (5,357,500)
  Payments on notes payable........................          --            (24,061)
  Payments on capital lease obligations............        (39,044)        (28,749)
  Payments on mortgages payable on foreclosed
    properties.....................................        (10,391)        (25,258)
  Net proceeds from common stock issued under
    Employee Stock Purchase Plan...................          5,936           5,855
                                                        -------------  --------------
  Net cash provided by (used in) financing
    activities.....................................     17,529,746    (155,687,026)
                                                        -------------  --------------
  Increase (decrease) in cash and cash
    equivalents....................................      5,205,851      (7,443,507)
  Cash and cash equivalents at beginning of
    period.........................................      6,195,251      16,008,718
                                                        -------------  --------------
  Cash and cash equivalents at end of period.......  $  11,401,102     $ 8,565,211
                                                        -------------  --------------
                                                        -------------  --------------

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                     ------------------------------
                                                           1997          1996
                                                       ------------  -------------

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Real estate acquired in settlement of loans......    $  1,278,955  $   1,265,499

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid (received) during the period for:
    Interest.......................................    $  6,806,249  $  11,606,849
    Net income taxes received......................          --           (109,244)


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               SEPTEMBER 30, 1997

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

NOTE 2--EARNINGS PER SHARE

    Earnings per share ("EPS") is computed based upon income adjusted for preferred stock dividends, divided by the average number of common shares outstanding. If dilutive for any period, warrants and options are treated as outstanding using the modified treasury stock method. The weighted average number of common and common equivalent shares outstanding used in the EPS calculation was 1,055,118 and 1,050,704 for the nine months ended September 30, 1997 and 1996, respectively, and 1,057,198 and 1,051,799 for the three months ended September 30, 1997 and 1996, respectively.

    In February 1997, the Financial Accounting Standards Board (the "Board") issued Statement of Financial Accounting Standards No. 128--Earnings Per Share ("SFAS 128"). SFAS 128 specifies the computation, presentation, and disclosure requirements for EPS for entities with publicly-held common stock or potential common stock, such as EBI. SFAS 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. Earlier application is not permitted; however, after the effective date, all prior-period EPS data presented shall be restated to conform with the provisions of SFAS 128. Under SFAS 128, basic EPS will replace primary EPS and will be computed by dividing income available to common stockholders by the weighted average number of common shares outstanding during the period. Therefore, to the extent that EBI's primary EPS calculations for prior periods considered the dilutive impact of warrants and options for common stock, EBI's SFAS 128 restatement will result in significantly higher basic EPS. For the nine month and three month periods ended September 30, 1997 and 1996, however, EBI's basic EPS under SFAS 128 were the same as EBI's primary EPS presented in the statements of operations due to the antidilutive impact of common stock warrants and options during these periods.

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







                           [intentionally blank]

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

    Total assets of EBI at September 30, 1997 were $191.9 million as compared to $174.3 million at December 31, 1996, an increase of approximately $17.6 million or 10.1%. The increase in assets was primarily attributable to a $14.5 million increase in loans held for investment and a $5.2 million increase in cash and cash equivalents. These increases were partially offset by a $1.1 million decrease in Federal Home Loan Bank ("FHLB") stock, a $704,000 decrease in securities held to maturity and a $533,000 decrease in premises and equipment. The increase in loans held for investment resulted from (i) the purchase of adjustable-rate first mortgage loan portfolios and
(ii) mortgage loan originations by Essex First Mortgage Corporation ("Essex First"). The increase in cash and cash equivalents resulted from excess liquidity maintained at September 30, 1997 in order to fund the October acquisition of an adjustable-rate first mortgage loan portfolio. The decrease in FHLB stock resulted from the FHLB's policy regarding stock holdings in excess of membership requirements, which limits any FHLB member's excess stock to no more than $500,000. The decrease in securities held to maturity resulted from the maturity of a U.S. Treasury Note during the first quarter of 1997. The decrease in premises and equipment resulted from the second quarter sale of Essex Savings Bank, F.S.B.'s (the "Bank") Portsmouth and Newport News, Virginia former branch facilities, which had been vacant since the sale of related deposits in September 1996.

    EBI's nonperforming assets, net of specific reserves for collateral-dependent real estate loans ("CDRELs") and foreclosed properties, decreased from $5.2 million, or 2.99% of total assets, at December 31, 1996 to $4.1 million, or 2.11% of total assets, at September 30, 1997, and are summarized as follows (in thousands):

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1997           1996
                                                                                      -------------  -------------
Nonaccrual loans:
  CDRELs, net.......................................................................    $     638      $     609
  Other.............................................................................          853          2,299
Accruing loans 90 days or more past due.............................................          365             30
Troubled debt restructured loans....................................................          258            223
                                                                                           ------         ------
  Total nonperforming loans, net....................................................        2,114          3,161
Foreclosed properties, net..........................................................        1,938          2,054
                                                                                           ------         ------
  Total nonperforming assets,
  net of specific reserves..........................................................    $   4,052      $   5,215
                                                                                           ------         ------
                                                                                           ------         ------

    Accruing loans in the 30-59 day and 60-89 day delinquency categories decreased, as shown below (in thousands):

        DELINQUENCY            SEPTEMBER 30,      DECEMBER 31,
          CATEGORY                 1997               1996
   ----------------------     ---------------     -------------
      30-59 days past due          $708              $1,156
      60-89 days past due           213                 335
                                   ----               -----
                                   $921              $1,491
                                   ----              ------
                                   ----              ------


    The decrease in nonperforming assets occurred primarily in nonaccrual loans, the number of which has declined by approximately 28% since December 31, 1996. This decrease was partially offset by an increase in accruing loans 90 days or more past due, which resulted from the continued delinquency of a $288,000 loan secured by an apartment complex in Suffolk, Virginia. In accordance with an interim bankruptcy plan, all payments made by the borrower on this loan must be applied to interest, resulting in a delinquency in principal collections. However, an agreement has been reached with the borrower to restructure this loan, which will be completed upon receipt of the approval of the bankruptcy court. This loan had been reported in the 30-59 day delinquency category at December 31, 1996.

    Deposits, the primary source of EBI's funds, totaled $151.0 million at September 30, 1997 as compared to $131.0 million at December 31, 1996, an increase of $20.0 million or 15.2%. The increase in deposits was attributable to increases in money market accounts and certificates of deposit. While deposits grew at each of the Bank's branches, the most significant growth occurred at the Suffolk and Richmond, Virginia branches, which experienced deposit growth of 36.5% and 30.0%, respectively. In addition, because of the improvement in the Bank's overall financial condition, Essex Home Mortgage Servicing Corporation ("Essex Home") transferred a portion of its servicing escrow accounts from a nonaffiliated financial institution to the Bank. This transfer was reflected in the increase in noninterest-bearing deposits.

    Total shareholders' equity at September 30, 1997 was $15.0 million. The Series B and Series C preferred stock have a stated value and liquidation preference of $15.0 million, exclusive of cumulative but undeclared dividends and accrued interest thereon of $3.0 million at September 30, 1997. To the extent that EBI's income is not sufficient to cover the cumulative dividends and accrued interest on the Series B and C preferred stock, the equity of EBI's common shareholders will continue to decline. Accordingly, EBI's board of directors and the Strategic Evaluation Committee continue to evaluate profitability enhancements and possibilities for corporate restructurings.

RESULTS OF OPERATIONS

FIRST NINE MONTHS OF 1997 COMPARED TO FIRST NINE MONTHS OF 1996

    EBI's net loss for the nine months ended September 30, 1997 totaled $83,000, compared to a net loss of $7.7 million for the nine months ended September 30, 1996. EBI's net loss for the first nine months of 1997 included an aggregate gain of $97,000 on the sale of the Bank's Portsmouth and Newport News, Virginia former branch facilities and termination fees approximating $113,000 received by Essex Home in connection with a previously-disclosed cancellation of a subservicing client's contract effective May 31, 1997. During the first nine months of 1996, EBI's operating results were adversely impacted by a $1.0 million loss on the sale of loans in connection with funding the sale of nine of the Bank's retail bank branches (the "Branches") and a $7.8 million write down in goodwill associated with the sale of the Branches. However, EBI's operating results for the first nine months of 1996 benefited from a $3.8 million total premium on deposits sold and a $216,000 gain on sale of premises and equipment in connection with the sale of the Branches. In addition, operating results during 1996 were favorably impacted by a $153,000 gain on sale of mortgage-backed securities available for sale related to the sale of the Branches. Excluding the impact of these transactions in 1997 and 1996, EBI's net income for the first nine months of 1997 effectively improved $2.7 million over the first nine months of 1996. This improvement reflected the impact of (i) an increase in the net yield on interest-earning assets, (ii) a decrease in the provision for loan losses resulting from a decline in nonperforming assets and (iii) a decrease in noninterest expense resulting from the Bank's sale of the Branches during 1996. These favorable impacts were partially offset by the loss of net interest income associated with assets sold in connection with the sale of the Branches.

    NET INTEREST INCOME. The table below presents weighted average balances for interest-earning assets and interest-bearing liabilities, as well as related average yields earned and rates paid for the nine months ended September 30:

                                                                   1997                                1996
                                                    ----------------------------------  ---------------------------------
                                                     AVERAGE                 YIELD/      AVERAGE                   YIELD/
                                                     BALANCE    INTEREST      RATE       BALANCE     INTEREST      RATE
                                                    ----------  ---------     -----     ----------  ----------     ----

                                                                          (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans (1).........................................  $  156,287  $  10,028        8.56%  $  245,474  $   14,724      8.00%
  Investment securities...........................       7,315        297        5.45       11,743         494      5.62
  Mortgage-backed
    securities....................................       1,905         93        6.51        7,713         466(2)   8.06
  Federal funds sold and
    securities purchased under
    agreements to resell..........................       2,759        112        5.43        7,100         279      5.24
  Other...........................................       5,767        236        5.45       12,193         511      5.42
                                                       -------    -------                   ------       -----
    Total interest-earning
      assets......................................  $  174,033     10,766        8.25   $  284,223      16,474(2)   7.72
                                                        -------                            -------
                                                        -------                            -------
Interest-bearing liabilities:
  Deposits........................................  $  138,718      5,644        5.44   $  245,867      10,173      5.52
  FHLB advances...................................      25,317      1,130        5.97       27,687       1,249      6.02
  Notes payable...................................          96          7        9.50          119           8      9.45
  Subordinated capital notes......................          --         --          --          532          53     13.15
  Other...........................................         367         53       18.34          411          97     18.30
                                                        -------    -------                 -------      ------


    Total interest-bearing
      liabilities.................................  $  164,498      6,834        5.55   $  274,616      11,580      5.60
                                                       -------      -----                  -------      ------
                                                       -------                             -------
Net interest earnings.............................              $   3,932                           $    4,894
                                                                    -----                               ------
                                                                    -----                               ------
Net interest spread (2)...........................                               2.70%                              2.12
                                                                                 ----                               ----
                                                                                 ----                               ----
Net yield on interest-earning
  assets(2).......................................                               3.02%                               2.31
                                                                                 ----                                ----
                                                                                 ----                                ----

(1) Nonaccrual loans are included in the average balance of loans. Yield calculations include the accretion of net deferred loan fees.

(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                              INCREASE (DECREASE) FROM THE FIRST NINE MONTHS
                                              OF 1996 TO THE FIRST NINE MONTHS OF 1997 DUE TO
                                              -----------------------------------------------
                                                VOLUME (1)         RATE (1)           NET
                                               -----------       -----------       ---------
                                                             (IN THOUSANDS)
Interest income on:
  Loans (2)..................................   $  (5,663)        $     967        $  (4,696)
  Investment securities......................        (183)              (14)            (197)
  Mortgage-backed securities.................        (297)              (76)            (373)
  Federal funds sold and
    securities purchased under
    agreements to resell.....................        (177)               10             (167)
  Other interest-earning assets..............        (277)                2             (275)
                                                  --------              ---            ------
    Total interest income (2)................      (6,597)              889           (5,708)
Interest expense on:
  Deposits...................................      (4,481)              (48)          (4,529)
  FHLB advances..............................        (119)               --             (119)
  Notes payable..............................          (1)               --               (1)
  Subordinated capital notes.................         (26)              (27)             (53)
  Other interest-bearing liabilities.........         (44)               --              (44)
                                                    -----               ---            -----
    Total interest expense...................      (4,671)              (75)          (4,746)
                                                    -----               ---            -----
    Net interest income......................   $  (1,926)        $     964      $      (962)
                                                    -----               ---              ---
                                                    -----               ---              ---


(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income decreased from $4.9 million for the first nine months of 1996 to $3.9 million for the first nine months of 1997, primarily as a result of the loss of net interest income associated with assets sold in connection with the sale of the Branches during 1996. However, the annualized net yield on interest-earning assets increased 71 basis points from 2.31% for the first nine months of 1996 to 3.02% for the first nine months of 1997 as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities along with an increase in the yield on loans, which reflected the Bank's emphasis on investment in adjustable-rate single-family residential loans.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the nine months ended September 30 are as follows (in thousands):

                                                             1997       1996
                                                           ---------  ---------
    Balance at beginning of period.......................  $   2,556  $   5,251
    Provision for loan losses............................        114      1,378
                                                           ---------  ---------
                                                               2,670      6,629
    Loans charged-off, net of recoveries.................       (580)    (3,568)
                                                           ---------  ---------
    Balance at end of period.............................  $   2,090  $   3,061
                                                           ---------  ---------
                                                           ---------  ---------

    Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. Accordingly, management determined that a provision for loan losses was necessary during the first nine months of 1997 in order to maintain the loan loss reserves at adequate levels to absorb losses.

    During the first nine months of 1996, management's assessment of the uncertainty regarding the successful rehabilitation and ultimate sale of a low-income apartment complex securing the Bank's most significant problem credit (the "Richmond Apartments loan") resulted in the allocation of additional loss reserves to this CDREL, which further resulted in a $1.4 million provision for loan losses in order to replenish the general loan loss allowance to a level sufficient to absorb losses. This $2.8 million CDREL was charged off in its entirety during 1996.

    NONINTEREST INCOME. The significant components of noninterest income for the nine months ended September 30 are presented below:

                                                                                                       INCREASE
                                                                             1997          1996       (DECREASE)
                                                                         ------------  ------------  -------------
Loan servicing fees....................................................  $  1,038,957  $  1,252,841  $    (213,884)
Mortgage banking income................................................       317,124       456,761       (139,637)
Other service charges and fees.........................................       286,644       389,482       (102,838)
Net gain (loss) on sales of:
  Securities...........................................................       --            153,188       (153,188)
  Loans................................................................            14    (1,026,482)     1,026,496
  Deposits.............................................................       --          1,898,031     (1,898,031)
Other..................................................................       287,671       398,304       (110,633)
                                                                         ------------  ------------  -------------
                                                                         $  1,930,410  $  3,522,125  $  (1,591,715)
                                                                         ------------  ------------  -------------
                                                                         ------------  ------------  -------------

    Noninterest income for the first nine months of 1997 totaled $1.9 million as compared to $3.5 million for the first nine months of 1996. However, noninterest income during the first nine months of 1997 included (i) an aggregate gain of $97,000 on the sale of the Bank's Newport News and Portsmouth, Virginia former branch facilities, which had been vacant since the sale of related deposits in September 1996 and (ii) termination fees approximating $113,000 received by Essex Home in connection with a previously-disclosed cancellation of a subservicing client's contract effective May 31, 1997. Noninterest income in 1996 included the gains on sales of securities, deposits, and premises and equipment, which totaled $2.3 million, associated with the sale of the Branches, which were partially offset by a $1.0 million loss on loans sold to partially fund the sale of the Branches. Exclusive of the impacts of these transactions during 1997 and 1996, the effective decline in noninterest income for the first nine months of 1997 was $561,000. This decline was primarily attributable to (i) lower loan servicing fees resulting from fluctuations in loan servicing volume including the impact of the subservicing contract cancellation effective May 31, 1997, (ii) lower mortgage banking income resulting from fewer loans originated for sale in the secondary market as Essex First focused on expanding its construction lending programs and (iii) lower service charges and fees resulting primarily from the Bank's sale of the Branches during 1996.

    Loan servicing fee and ancillary servicing fee income in future periods will be negatively impacted by the transfer of Essex Home's largest subservicing client to another servicer effective May 31, 1997. Because no assurances can be made that this significant servicing volume can be replaced in its entirety in the near term, Essex Home implemented a plan for operating expense reductions. Notwithstanding the impact of the cancellation of this subservicing contract, Essex Home increased its mortgage loan servicing portfolio since December 31, 1996 by approximately 1,300 loans with an aggregate principal balance of $170.4 million as of September 30, 1997.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the nine months ended September 30 are presented below:

                                                                                                       INCREASE
                                                                            1997          1996        (DECREASE)
                                                                        ------------  -------------  -------------
Salaries and employee benefits........................................  $  2,751,430  $   3,796,847  $  (1,045,417)
Net occupancy and equipment...........................................       800,394      1,145,880       (345,486)
Deposit insurance premiums............................................       350,598        584,906       (234,308)
Amortization of intangible assets.....................................       401,878      6,877,041     (6,475,163)
Service bureau........................................................       349,785        470,386       (120,601)
Professional fees.....................................................       231,504        402,716       (171,212)
Foreclosed properties, net............................................       142,672        100,231         42,441
Other.................................................................       803,524      1,334,620       (531,096)
                                                                        ------------  -------------  -------------
                                                                        $  5,831,785  $  14,712,627  $  (8,880,842)
                                                                        ------------  -------------  -------------
                                                                        ------------  -------------  -------------

    Noninterest expense decreased from $14.7 million in the first nine months of 1996 to $5.8 million in the first nine months of 1997. The sale of the Branches during 1996 had a pervasive impact on the decrease in noninterest expense. In addition to the $5.9 million write down in the net asset value of certain of the sold branches, total noninterest expense associated with the sold branches, including amortization of goodwill, approximated $1.7 million during the first nine months of 1996. The decline in noninterest expense during 1997 also reflected (i) the impact of a corporate downsizing strategy, which resulted in a decrease of 30 personnel positions, excluding positions eliminated in connection with the sale of the Branches, from January 1, 1996 to September 30, 1997, (ii) the relocation of EBI's corporate headquarters to a smaller, more economical facility and (iii) a decrease in professional fees resulting from the cancellation of a consulting contract.

    The significant components of other noninterest expense for the nine months ended September 30 are presented below:

                                                                                                        INCREASE
                                                                                1997         1996      (DECREASE)
                                                                             ----------  ------------  -----------
Loan expense...............................................................  $   99,901  $    205,483  $  (105,582)
Telephone..................................................................     132,277       176,966      (44,689)
Postage and courier........................................................     121,844       158,391      (36,547)
Stationery and supplies....................................................      77,461       100,064      (22,603)
Advertising and marketing..................................................     119,255       156,781      (37,526)
Corporate insurance........................................................      87,646       141,112      (53,466)
Travel.....................................................................      30,774        58,231      (27,457)
Provision for servicing losses.............................................      18,000        19,000       (1,000)
Other......................................................................     116,366       318,592     (202,226)
                                                                             ----------  ------------  -----------
                                                                             $  803,524  $  1,334,620  $  (531,096)
                                                                             ----------  ------------  -----------
                                                                             ----------  ------------  -----------

    INCOME TAXES. There was no income tax provision recognized for financial reporting purposes during the first nine months of 1997 or 1996, because EBI had significant net operating loss carryforwards, which approximated $21.1 million at December 31, 1996. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.

THIRD QUARTER OF 1997 COMPARED TO THIRD QUARTER OF 1996

    EBI's net loss for the three months ended September 30, 1997 totaled $491,000, compared to a net loss of $754,000 for the three months ended September 30, 1996. EBI's net loss for the third quarter of 1997 included a charge of $566,000 associated with EBI's fully-vested stock options with tandem stock appreciation rights ("SARs") resulting from unusual trading activity in EBI's common stock during the third quarter of 1997, which propelled EBI's stock to a 52-week high of $10.25 before closing at $4.75 on September 30, 1997. During the third quarter of 1996, EBI's operating results were adversely affected by a $962,000 loss on the sale of loans in connection with funding the sale of the Branches and a $1.9 million write down of the remaining goodwill associated with the sale of the Branches. However, EBI's operating results for the third quarter of 1996 benefited from a $2.8 million premium on deposits sold and a $152,000 gain on sale of premises and equipment in connection with the sale of the Branches. Excluding the impacts of these transactions in 1997 and 1996, EBI's net income for the third quarter of 1997 effectively improved $852,000 over the third quarter of 1996. This improvement reflected the impact of (i) an increase in the net yield on interest-earning assets, (ii) a decrease in the loan loss provision and (iii) a decrease in noninterest expense resulting from the sale of the Branches during 1996. These favorable impacts were partially offset by the loss of net interest income associated with assets sold in connection with the sale of the Branches.

    NET INTEREST INCOME. The table below presents weighted average balances for interest-earning assets and interest-bearing liabilities, as well as related average yields earned and rates paid for the three months ended September 30:

                                                                          1997                                1996
                                                           ----------------------------------  ----------------------------------

                                                            AVERAGE                  YIELD/     AVERAGE                  YIELD/
                                                            BALANCE    INTEREST      RATE       BALANCE    INTEREST      RATE
                                                           ----------  ---------     -----     ----------  ---------     -----

                                                                                   (DOLLARS IN THOUSANDS)
Interest-earning assets:
  Loans (1)..............................................  $  161,791  $   3,475        8.59%  $  207,054  $   4,149        8.01%
  Investment securities..................................       6,735         90        5.34       11,029        151        5.49
  Mortgage-backed
    securities...........................................       1,905         32        6.62        4,697        106(2)     9.00
  Federal funds sold and
    securities purchased under
    agreements to resell.................................       2,771         39        5.59        8,232        108        5.25
  Other..................................................       7,779        106        5.55       13,577        186        5.48
                                                           ----------  ---------               ----------  ---------
    Total interest-earning
      assets.............................................  $  180,981      3,742        8.28   $  244,589      4,700(2)     7.68
                                                           ----------                          ----------
                                                           ----------                          ----------
Interest-bearing liabilities:
  Deposits...............................................  $  145,126      2,000        5.47   $  205,907      2,782        5.40
  FHLB advances..........................................      24,917        370        5.89       25,902        393        6.07
  Notes payable..........................................          96          2        9.50          116          3        9.39
  Subordinated capital notes.............................          --         --          --          336         16       18.55
  Other..................................................         355         17       18.13          401         30       18.30
                                                           ----------  ---------               ----------  ---------
    Total interest-bearing
      liabilities........................................  $  170,494      2,389        5.62   $  232,662      3,224        5.52
                                                           ----------  ---------               ----------  ---------
                                                           ----------                          ----------
  Net interest earnings..................................              $   1,353                           $   1,476
                                                                       ----------                          ---------
                                                                       ----------                          ---------
  Net interest spread (2)................................                               2.66%                               2.16%
                                                                                        -----                               ----
                                                                                        -----                               ----
  Net yield on interest-earning
    assets (2)...........................................                               3.00%                               2.43%
                                                                                        ----                                ----
                                                                                        ----                                ----

(1) Nonaccrual loans are included in the average balance of loans. Yield calculations include the accretion of net deferred loan fees.

(2) Calculation is based on historical cost balances of mortgage-backed securities available for sale and does not give effect to changes in fair value that are reflected as a component of shareholders' equity.

    The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                           INCREASE (DECREASE) FROM THE THIRD QUARTER OF
                                             1996 TO THE THIRD QUARTER OF 1997 DUE TO
                                             -----------------------------------------
                                              VOLUME (1)       RATE (1)          NET
                                             -----------     -----------     ---------
                                                            (IN THOUSANDS)
Interest income on:
  Loans (2)................................   $    (957)      $     283      $    (674)
  Investment securities....................         (57)             (4)           (61)
  Mortgage-backed securities...............         (51)            (23)           (74)
  Federal funds sold and
    securities purchased under
    agreements to resell...................         (75)              6            (69)
  Other interest-earning assets............         (82)              2            (80)
                                             -----------          -----       ---------
    Total interest income (2)..............      (1,222)            264           (958)
Interest expense on:
  Deposits.................................        (818)             36           (782)
  FHLB advances............................         (13)            (10)           (23)
  Notes payable............................          (1)             --             (1)
  Subordinated capital notes...............          (8)             (8)           (16)
  Other interest-bearing liabilities.......         (12)             (1)           (13)
                                             -----------          -----       ---------
    Total interest expense.................        (852)             17           (835)
                                             -----------          -----       ---------

    Net interest income....................   $    (370)      $     247   $       (123)
                                             -----------          -----       ---------
                                             -----------          -----       ---------


(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

    Net interest income decreased from $1.5 million for the third quarter of 1996 to $1.4 million for the third quarter of 1997, primarily as a result of the loss of net interest income associated with assets sold in connection with the sale of the Branches during 1996. However, the annualized net yield on interest-earning assets increased 57 basis points from 2.43% for the third quarter of 1996 to 3.00% for the third quarter of 1997 as a result of an increase in the ratio of interest-earning assets to interest-bearing liabilities along with an increase in the yield on loans.

    PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended September 30 are as follows (in thousands):

                                                            1997       1996
                                                         ---------  ---------
    Balance at beginning of period.....................  $   2,128  $   5,533
    Provision for loan losses..........................         30        575
                                                             -----      -----
                                                             2,158      6,108
    Loans charged-off, net of recoveries...............        (68)    (3,047)
                                                             -----      -----
    Balance at end of period...........................  $   2,090  $   3,061
                                                             -----      -----
                                                             -----      -----

    Management determined that a provision for loan losses was necessary during the third quarter of 1997 in order to maintain the loan loss reserves at adequate levels to absorb losses. During the third quarter of 1996, a $575,000 provision was deemed necessary by management to ensure the adequacy of the general loan loss allowance after allocating additional loss reserves to the Richmond Apartments loan. This credit totaling $2.8 million was charged off in its entirety during the third quarter of 1996.

    NONINTEREST INCOME. The significant components of noninterest income for the three months ended September 30 are presented below:

                                                                                                       INCREASE
                                                                                1997        1996      (DECREASE)
                                                                             ----------  -----------  -----------
Loan servicing fees........................................................  $  278,345  $   417,726  $  (139,381)
Mortgage banking income....................................................     133,166      185,640      (52,474)
Other service charges and fees.............................................      73,174      111,957      (38,783)
Net gain (loss) on sale of:
  Loans....................................................................          14   (1,027,070)   1,027,084
  Deposits.................................................................          --      833,376     (833,376)
Other......................................................................      36,716      311,088     (274,372)
                                                                              ---------    ---------    ---------
                                                                             $  521,415  $   832,717  $  (311,302)
                                                                              ---------    ---------    ---------
                                                                              ---------    ---------    ---------


    Noninterest income for the third quarter of 1997 totaled $521,000, a decrease of 37.4% compared to $833,000 for the third quarter of 1996. Noninterest income for the third quarter of 1996 included the net impact of the sale of the Branches totaling $23,000. Excluding the impact of these transactions in 1996, noninterest income effectively declined $288,000 during the third quarter of 1997. This decline resulted from (i) lower loan servicing fees resulting from fluctuations in loan servicing volume including the impact of the subservicing contract cancellation effective May 31, 1997,
(ii) lower mortgage banking income resulting from fewer loans originated for sale in the secondary market as Essex First focused on expanding its construction lending programs and (iii) lower service charges and fees resulting primarily from the sale of the Branches during 1996.

    NONINTEREST EXPENSE. The significant components of noninterest expense for the three months ended September 30 are presented below:

                                                                                                        INCREASE
                                                                               1997          1996      (DECREASE)
                                                                           ------------  ------------  -----------
Salaries and employee benefits...........................................  $  1,290,666  $  1,120,978  $   169,688
Net occupancy and equipment..............................................       261,628       364,553     (102,925)
Deposit insurance premiums...............................................       119,904       146,980      (27,076)
Amortization of intangible assets........................................       135,310       143,798       (8,488)
Service bureau...........................................................       108,142       148,818      (40,676)
Professional fees........................................................        86,989       118,836      (31,847)
Foreclosed properties, net...............................................        88,902        14,124       74,778
Other....................................................................       244,322       429,725     (185,403)
                                                                              ---------     ---------    ---------
                                                                           $  2,335,863  $  2,487,812  $  (151,949)
                                                                              ---------     ---------    ---------
                                                                              ---------     ---------    ---------


    Noninterest expense decreased from $2.5 million in the third quarter of 1996 to $2.3 million in the third quarter of 1997. The decline in noninterest expense during 1997 reflected (i) the impact of a corporate downsizing strategy, which resulted in a decrease of 30 personnel positions, excluding positions eliminated in connection with the sale of the Branches, from January 1, 1996 to September 30, 1997, (ii) the relocation of EBI's corporate headquarters to a smaller, more economical facility and (iii) a decrease in professional fees resulting from the cancellation of a consulting contract. Partially offsetting these decreases, salaries and employee benefits increased during 1997 because of a charge of $566,000 associated with EBI's fully-vested stock options with tandem SARs resulting from unusual trading activity in EBI's common stock during the third quarter of 1997. In addition, expenses associated with foreclosed properties increased during 1997 because of additional loss provisions on several devalued foreclosed properties.

    The significant components of other noninterest expense for the three months ended September 30 are presented below:

                                                                                                       INCREASE
                                                                                 1997        1996     (DECREASE)
                                                                              ----------  ----------  -----------
Loan expense................................................................  $   27,844  $   72,106  $   (44,262)
Telephone...................................................................      43,973      54,709      (10,736)
Postage and courier.........................................................      33,689      43,546       (9,857)
Stationery and supplies.....................................................      26,233      28,830       (2,597)
Advertising and marketing...................................................      31,851      50,886      (19,035)
Corporate insurance.........................................................      28,110      43,809      (15,699)
Travel......................................................................       8,542      17,486       (8,944)
Provision for servicing losses..............................................       6,000       7,000       (1,000)
Other.......................................................................      38,080     111,353      (73,273)
                                                                               ---------   ---------    ---------
                                                                              $  244,322  $  429,725  $  (185,403)
                                                                               ---------   ---------    ---------
                                                                               ---------   ---------    ---------

LIQUIDITY

    The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 5%. The Bank's liquidity ratio at September 30, 1997 was 9.52%. This ratio reflected excess liquidity maintained at September 30, 1997 in order to fund the October acquisition of an adjustable-rate first mortgage loan portfolio.

REGULATORY MATTERS

    REGULATORY CAPITAL. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At September 30, 1997, the Bank was in compliance with the capital requirements established by FIRREA.

    Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on three separate requirements of specified capital as a percent of the appropriate asset base. As of September 30, 1997, the Bank was "well capitalized" for PCA purposes.

    The Bank's capital amounts and ratios as of September 30, 1997 are presented below (in thousands):




                                                                                                      REQUIRED
                                                                                 REQUIRED            TO BE WELL
                                                                                FOR CAPITAL       CAPITALIZED UNDER
                                                            ACTUAL           ADEQUACY PURPOSES     PCA PROVISIONS
                                                     --------------------  ----------------------  --------------
                                                      AMOUNT      RATIO     AMOUNT       RATIO      AMOUNT   RATIO
                                                     ---------  ---------  ---------     -----     -------   -----
Total capital (to
  risk-weighted assets)...........................  $  16,834      14.47%  $  9,304        8.0%  $  11,630  >=10.0%
Tier I capital (to
  risk-weighted assets)...........................     15,453      13.29%       N/A       N/ A      11,493   >=6.0%
Tier I capital (to
  total assets)...................................     15,453       8.07%     5,747        4.0%      9,578   >=5.0%
Tangible capital (to
  total assets)...................................     15,453       8.07%     2,873        1.5%        N/A    N/A


    REGULATORY COMPLIANCE. During the third quarter of 1997, the OTS completed its safety and soundness examination of EBI and the Bank and concluded that no adjustments to loss allowances were required. Moreover, the Bank is no longer considered an institution requiring more-than-normal supervision and EBI and the Bank are no longer operating under any supervisory agreements.




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

    (b) Reports on Form 8-K--Not Applicable

                                  SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                ESSEX BANCORP, INC.



  November 6, 1997                     By:  /s/ Gene D. Ross
  ----------------                         ------------------------
      (Date)                               Gene D. Ross
                                           Chairman, President,
                                             and Chief Executive
                                             Officer



  November 6, 1997                      By:  /s/ Mary-Jo Rawson
  ----------------                           ------------------------
      (Date)                                 Mary-Jo Rawson
                                             Chief Accounting Officer