Form 10-K
period 1997-12-31
ESSEX BANCORP INC /NEW
filed 1998-03-31
CIK 847325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1997
                         ------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------      ----------------------

Commission file number                        1-10506
                       --------------------------------------------------------

                               Essex Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

              Delaware                                      54-1721085
       -----------------------                           ----------------
       (State of organization)                           (I.R.S. Employer
                                                        Identification No.)

          The Koger Center
        Building 9, Suite 200
          Norfolk, Virginia                                  23502
        ---------------------                             ----------
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

                                      None
                                      ----
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [___]

         The aggregate market value of the Registrant's common stock on the American Stock Exchange on March 25, 1998 held by nonaffiliates of the Registrant was $5,536,582.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated by reference into Parts I and II hereof.

Portions of the Proxy Statement for the Annual Meeting to be held on May 28, 1998 are incorporated by reference into Part III hereof.

                               Essex Bancorp, Inc.
                       Annual Report on Form 10-K for the
                          Year Ended December 31, 1997

                                Table of Contents


                                                                            Page
                                                                            ----
Part I

Item 1            Business................................................   3
Item 2            Properties..............................................  41
Item 3            Legal Proceedings.......................................  41
Item 4            Submission of Matters to a Vote
                      of Security Holders.................................  42


Part II

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters.....................  42
Item 6            Selected Financial Data.................................  43
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations...........................  43
Item 8            Financial Statements and
                      Supplementary Data..................................  43
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure................................  43


Part III

Item 10           Directors and Executive Officers
                      of the Registrant...................................  44
Item 11           Executive Compensation..................................  45
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management....................  45
Item 13           Certain Relationships and
                      Related Transactions................................  45


Part IV

Item 14           Exhibits, Financial Statement Schedules
                      and Reports on Form 8-K.............................  46

                                     PART I

Item 1.           Business

Organization and Background

         General. The following organizational chart depicts Essex Bancorp, Inc. and its subsidiaries as of December 31, 1997. It is intended to facilitate the readers' understanding of the companies discussed in this report. Following the chart is a glossary of terms which are used throughout this report.


                      Essex Bancorp, Inc. and Subsidiaries
                              Organizational Chart

                                                                 ---------------------
                                                                 |                   |
                                                                 |    The Company    |
                                                                 |                   |
                                                                 ---------------------
                                                                          |
                                                                          |
                                                                          |
                                                                          |
                                 ------------------------------------------------------------------------------------
                                 |                                        |                                         |
                       ---------------------                     ---------------------                     ---------------------
                       |                   |                     |                   |                     |                   |
                       |     The Bank      |                     |        EMC        |                     |        EAC        |
                       |                   |                     |                   |                     |                   |
                       ---------------------                     ---------------------                     ---------------------
                                 |                                        |
                                 |                                        |
            ---------------------------------------------------------------
            |                                  69%    |     31%
-----------------------                     ---------------------
|                     |                     |                   |
|    Essex First      |                     |         ECC       |
|                     |                     |                   |
-----------------------                     ---------------------
                                                      |
                                                      |
                                            ---------------------
                                            |                   |
                                            |    Essex Home     |
                                            |                   |
                                            ---------------------
                                                      |
                                                      |
                                            ---------------------
                                            |                   |
                                            |       EHADC       |
                                            |                   |
                                            ---------------------

    Unless otherwise noted, each company is owned 100% by its parent entity.

Defined Term                                Formal Name
------------                                -----------

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


         The Company is a Delaware corporation that is the holding company for the Bank, a federally-chartered savings bank which operates four branches located in North Carolina and Virginia. The Company is the successor by merger to the Partnership, a Delaware limited partnership, which was formed in 1989 in order to acquire an existing corporation that was the holding company for one of the Bank's predecessor institutions. The Partnership and Bancorp, the Bank's former holding company, were merged into the Company in January 1995. The Company is engaged primarily in the operation of the Bank as a wholly-owned subsidiary. The Company's other principal operating subsidiaries are Essex First, a wholly-owned subsidiary of the Bank that is engaged primarily in the origination and sale of residential mortgage loans, and Essex Home, an indirect subsidiary of the Company and the Bank that is engaged primarily in the servicing of mortgage loans owned by the Bank, various governmental agencies and various third party investors. At December 31, 1997, the Company had total assets of $195.1 million, total liabilities of $180.3 million, including total deposits of $153.9 million, and total shareholders' equity of $14.8 million.

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

         Operations of the Partnership Prior to the Merger. The Partnership was the predecessor to the Company and was formed in 1989 as a publicly-traded master limited partnership with the issuance of 2,078,382 LPUs priced at $20 per LPU. The Partnership raised $41.6 million in partnership equity in order to fund the acquisition of smaller, predominantly undercapitalized thrift institutions located in the southeastern United States. The Partnership's goal was to operationally link these thrift institutions through common control by Bancorp, a multi-state thrift holding company. The bank branch network was little more than a platform from which to raise deposits, largely "mini-jumbo" certificates of deposit in denominations of $25,000 to $80,000, offering yields typically priced at the top of the deposit market. The funds provided by these deposits would be used to operate an active secondary marketing function which would acquire mortgage loans, principally second mortgage loans in geographically dispersed markets purchased at premiums, in the secondary market. Pools of loans were then to be aggregated and sold to or participated among Bancorp's bank subsidiaries. The Partnership, however, made only three acquisitions.

         In January 1991 EMC, the Partnership's non-bank mortgage subsidiary, issued $23.4 million in mortgage servicing backed notes (the "Essex 11's") through a private placement. Proceeds of these notes were used over a 17-month period to acquire mortgage servicing rights for sale on the secondary market. Issuance of the Essex 11's coincided with the decline in interest rates to their lowest level in 20 years and, not unexpectedly, the Partnership and its subsidiaries suffered the adverse financial impact of impairment to the carrying value of the Partnership's purchased and originated servicing rights portfolios and loan premiums. Concurrently, the Partnership also suffered dramatic deterioration in the quality of its loan portfolio, necessitating substantial additional loan loss reserves and provisions for losses on foreclosed properties.

         By mid-1992, the Partnership was (i) operating under a broadly restrictive supervisory agreement imposed by its regulators after the 1990 examination of the Partnership and its subsidiaries, (ii) failing its regulatory capital requirements, an event which required the submission of a capital restoration plan, (iii) in default on certain terms of the indenture under which the Essex 11's were issued and (iv) indefinitely delaying payment of dividends as a result of a lack of liquidity at the Partnership. In response to the serious deterioration in the financial condition of the Partnership, in May 1992 the Investment Committee of the Partnership, a body effectively controlled by members employed by the Partnership's investment banker, PaineWebber Inc. ("PWI"), acting pursuant to certain provisions of the Agreement of Limited Partnership, removed the Partnership's corporate general partner.

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

         The Partnership's new management undertook four principal courses of action. First, the Company replaced certain members of its former senior management with individuals with significant experience in banking and problem asset rehabilitation. Second, the Company reorganized its risk management and collections department in order to focus on the early identification of potential problem assets and the administration, rehabilitation or liquidation of the Company's nonperforming assets. Third, the Partnership's three separate savings bank subsidiaries were consolidated into Essex Savings Bank, F.S.B. (the "Bank") in May 1993, which created operating efficiencies and a simplified organizational structure. At the time of the consolidation, the Bank did not comply with its minimum regulatory capital requirements. As a result, the Partnership obtained a $3.0 million loan from PaineWebber Capital Inc. ("PWC"), the proceeds of which were contributed to the Bank in order to bring the institution into regulatory capital compliance. This $3.0 million loan was evidenced by a seven-year note (the "Seven-Year Note") from the Partnership to PWC. Fourth, PWC successfully tendered for and repurchased at par all of the outstanding Essex 11's. In exchange for the cancellation of substantially all of the Essex 11's, the Partnership delivered a ten-year note (the "Ten-Year Note") in the original principal amount of $14.2 million to PWC in May 1993, and PWC received the proceeds of the sale of the balance of EMC's mortgage servicing rights, which was consummated in mid-1993. On October 24, 1994, the total outstanding principal and interest owed with respect to the Seven- and Ten-Year Notes and the remaining Essex 11's held by PWC were forgiven in connection with the settlement of the litigation discussed below.

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


Business Strategy of the Company and the Bank

         General. Since the change in management which occurred in May 1992, the Company's new management achieved substantial progress in addressing its various financial, regulatory and operating problems. Such achievements included the consolidation of the Partnership's three savings bank subsidiaries into the Bank, the restructuring of the Essex 11's, the sale of the Bank's Florida branches, and the Settlement of the Litigation (which resulted in the forgiveness of approximately $20.7 million of debt). Nevertheless, due to the Bank's financial condition and continued losses from operations, the Bank again failed certain of its minimum regulatory capital requirements at December 31, 1994. Management had already determined that the raising of additional capital was critical to the Bank's long-term viability and the accomplishment of the Bank's business objectives, as well as the Bank's compliance with applicable regulatory capital requirements.

         Capital Raising Efforts. On June 29, 1995, the Office of Thrift Supervision ("OTS"), the Bank's primary regulator, formally notified the Bank that unless it raised additional capital by June 30, 1995, the Bank would be subject to the appointment of a conservator or a receiver, as well as other enforcement actions. The OTS further advised that if the Bank was unable to provide written evidence by June 30, 1995 that it had entered into a binding agreement to recapitalize the Bank, the OTS would transfer the Bank to the Resolution Trust Company ("RTC"), an instrumentality of the U.S. Government which had the authority to sell and liquidate depository institutions. Therefore, it was imperative that the Bank raise capital in order to prevent its imminent seizure by the RTC. In the final analysis, only one party was able to step forward within the required time-frame. On June 30, 1995, the Company and the Bank signed an Agreement and Plan of Reorganization (the "Agreement") with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia based savings institution. On September 15, 1995, the Company and the Bank merged with Home Bancorp and Home Savings (the "Home Acquisition"). After this transaction, the Bank exceeded all of the minimum regulatory capital requirements imposed by federal law.

         The Home Acquisition was accounted for using the purchase method of accounting and the purchase price was allocated among the assets and liabilities of Home Bancorp and Home Savings at their fair value, which was $60.1 million and $52.6 million, respectively, as of September 15, 1995. The excess of cost over net assets acquired ("goodwill") recognized in connection with the Home Acquisition was approximately $8.6 million.

         In exchange for all of the outstanding stock of Home Bancorp, the stockholders of Home Bancorp received 2,250,000 shares of nonvoting perpetual preferred stock of the Company with an aggregate redemption and liquidation value of $15.0 million and warrants to purchase 7,949,000 shares of the Company's common stock at a price of $0.9375 per share, which was the price of the Company's Common Stock as of June 30, 1995. The warrants are exercisable beginning in September 1998 and expire in September 2005. The fair market value of the preferred stock and the warrants was estimated in a third party valuation to approximate $15.5 million at the time of the Home Acquisition. Following the completion of the transaction, two representatives designated by Home Bancorp joined the Boards of Directors of the Company and the Bank, filling existing vacancies on those Boards.

         Development of Full-Service Branches. The consolidation of the Partnership's three savings bank subsidiaries in 1993, the sale of the Florida branches in 1994, and the Home Acquisition in 1995, were important initial steps in management's efforts to reposition the Bank's activities along the lines of a more traditional savings institution while allowing the Bank to focus its lending and deposit gathering activities within its primary markets of Virginia and North Carolina.

         Not long after the Home Acquisition was assimilated, the Board of Directors of the Company formed a Strategic Evaluation Committee (the "Committee") to explore the possibility of further expansion or contraction by branch sales. It was concluded, with assistance from an independent consultant, that selling non-strategic bank branches and effectively shrinking the size of the asset base by approximately 50% was a strategy that ultimately would be in the best interests of the common and preferred shareholders of the Company. Accordingly, the Bank sold its branches in Charlotte, Raleigh, Greensboro and Wilmington, North Carolina and in Norfolk, Portsmouth, Hampton, Newport News and Grafton, Virginia (collectively, the "Branches") in three separate transactions over a nine-month period in 1996. The outcome of this strategy is that the Company has retained the most strategic branches with the greatest potential for significant market share growth, has approximately 7.9% tangible capital as of December 31, 1997 and has largely removed goodwill from its balance sheet. See
Note 5 on pages 37 and 38 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         During this downsizing period in 1996, the Bank continued its efforts to position the remaining strategic branches to more nearly conform to the activities of a traditional savings institution. To that end, the Bank and its mortgage banking subsidiary introduced a wider range of consumer and mortgage loan products to attract new business and maximize the potential of its existing customer base. In addition, in September 1996 the Bank executed a purchase agreement on a parcel in Suffolk, Virginia with the intent to relocate its Suffolk branch from a leased facility location to a location with potential for significant growth. This parcel was acquired in 1997 and construction has begun on the new retail bank branch, which will be completed in April 1998.

         Expansion of Residential Construction and Consumer Lending. Since 1992, the Company has increased its emphasis on the origination and purchase of residential construction and consumer loans because of the shorter-term nature of such loans and the higher yields available thereon when compared to permanent residential mortgage lending. However, construction and consumer lending is generally considered to involve a higher level of risk as compared to single-family residential lending. Notwithstanding the higher risk aspect, the portfolio of residential construction loans has grown steadily since 1992 without a loss. For additional information, see "- Lending Activities - Construction Loans" and "- Consumer Loans."

         Reduction in Operating Expenses. Historically, the Company's operating expenses have been high relative to those of other savings institutions of similar asset size. This has been primarily due to the presence of duplicative operating procedures and personnel, a high level of professional fees resulting from the various financial and operating problems of the Partnership, an increase in expenses relating to the allocation of resources to the collection and work-out of nonperforming assets, high levels of provisions for losses on foreclosed properties and high levels of impairment adjustments relating to purchased and originated mortgage servicing rights and loan premiums. Significant reductions have been made in operating expenses since the change in management which occurred in May 1992. Nevertheless, management continues to evaluate the Bank's personnel needs and operating requirements in order to identify areas where additional measures may be taken to reduce costs. During 1997, the Company implemented additional cost reductions so that the on-going expense structure is compatible with institutions the Company's size and nature of business. Although the Bank is committed to achieving a lower level of operating expenses relative to the Bank's operations, management recognizes that operating expenses will remain higher than much of the Bank's peer group due to the relatively low level of assets of Essex Home.

         Reduction of Nonperforming Assets. As previously discussed, the Company's new management reorganized the Bank's risk management and collections department and revised its loan underwriting, collection and monitoring procedures in an effort to reduce the level of nonperforming assets. As a result, nonperforming assets have declined from $24.8 million or 5.92% of total assets at December 31, 1992 to $3.3 million or 1.69% of total assets at December 31, 1997. Such results for 1997 are over a significantly smaller asset base than the results for 1992. In addition, loans delinquent 30 to 89 days have declined from $7.0 million or 2.66% of total loans held for investment at December 31, 1992 to $940,000 or 0.6% of total loans held for investment at December 31, 1997. Reduced provisions for loan losses contributed to improved operating results during the year ended December 31, 1997.

         Expansion of Subservicing Activities. In its efforts to generate fee income, the Bank continues to pursue profitable residential mortgage loan servicing and subservicing. Essex Home is a service corporation subsidiary licensed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government
National Mortgage Association ("Ginnie Mae"). Essex Home also services and subservices loans for approximately 50 other private investors.

         Through various networking and referral opportunities and advertising efforts, Essex Home has attracted other financial institutions and mortgage banking firms interested in subcontracting their loan servicing function. By subservicing loans for others, the Bank will be able to utilize more fully its available resources in a cost efficient and profitable manner. However, on February 28, 1997, the Company was notified by its largest subservicing client of its intention not to renew its contract beyond June 1, 1997. Because no assurances could be made that this significant servicing volume could be replaced in its entirety in the near term, Essex Home implemented a plan for operating expense reductions. Notwithstanding the impact of the cancellation of this subservicing contract, Essex Home offset some of the reduction in its servicing portfolio in 1997 by acquiring servicing rights and by entering into 18 new subservicing contracts consisting of approximately 2,100 loans with an aggregate principal balance of $201.4 million as of December 31, 1997.

         Strengthening of Loan Policies. Since May 1992, the loan underwriting policies of the Bank have been substantially revised and strengthened with the objective of reducing the risk profile of the Bank's loan portfolio. In addition, the Company's loan portfolio has been restructured in order to improve its asset quality, reduce the risk-weighting of the Bank's assets and minimize the Company's exposure to interest rate risk. Specifically, the Company has significantly reduced its portfolio of second mortgage loans while emphasizing the origination of both construction and permanent loans secured by single-family residential real estate. Efforts were made to effect these changes while continuing to be responsive to the borrowing needs in the Bank's markets. In addition to strengthening the Bank's underwriting policies and procedures, other measures were taken to improve the Bank's asset quality, including the formation of a loan committee, further strengthening of the Bank's internal audit and quality control functions and enhanced loan origination standards and practices. During 1997, underwriting policies were further expanded to include an assessment of the Year 2000 readiness of potential commercial borrowers.

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

         The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing with a given time period. The Bank's one-year interest rate sensitivity gap amounted to a negative 14.9% at December 31, 1997, which reflects the impact of shortening deposit maturities as the Bank's deposit customers are reluctant to enter into extended maturities in the current low interest rate environment. The negative gap also reflects near-term maturities of higher-rate Federal Home Loan Bank advances. The Company will benefit from the lower cost of funds as these borrowings mature and may consider extended maturities in order to mitigate the impact of an increase in interest rates in the future. While the Company continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on pages 16 through 19 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

General

         The Company, as a registered savings and loan holding company, is subject to examination and regulation by the OTS and is subject to various reporting and other requirements of the Securities and Exchange Commission (the "Commission"). The Bank, as a federally chartered savings bank, is subject to comprehensive regulation and examination by the OTS, as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), which is one of 12 regional banks comprising the Federal Home Loan Bank System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

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

Lending Activities

         General. At December 31, 1997, the Company's net loan portfolio (excluding loans classified as held for sale) totaled $167.4 million, representing approximately 85.8% of its $195.1 million of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; loans for the construction of single-family properties; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; commercial business loans; and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA").

         As a federally chartered savings institution, the Bank has general authority to originate and purchase loans secured by real estate located throughout the United States. The Company currently originates substantially all of its loans within Virginia and North Carolina. Nevertheless, the Company continues to purchase from time to time loans secured by properties located outside of its market area and continues to hold a relatively diversified portfolio.

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

         Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 1997, the Bank's limit on loans-to-one borrower was $2.5 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing customers.

         At December 31, 1997, the Bank's five largest commercial loans-to-one borrower and their related entities amounted to $1.4 million, $1.2 million, $565,000, $515,000 and $448,000. In addition, as of December 31, 1997, the
Bank's largest lines of credit with unaffiliated home builders consisted of one in the amount of $2.0 million (of which $716,000 had been drawn upon as of such date), another in the amount of $1.5 million (of which $959,000 had been drawn upon as of such date), another in the amount of $1.5 million (of which $214,000 had been drawn upon as of such date), another in the amount of $1.5 million (of which $185,000 had been drawn upon as of such date) and another in the amount of $1.3 million (of which $29,000 had been drawn upon as of such date). At December 31, 1997, the $1.4 million loan was classified based on a rating system adopted by the Company. Refer to "-Asset Quality - Classified Assets" for a description of the classifications for problem assets.

         The $1.4 million group of loans consists of (i) a commercial real estate loan of $955,000 as of December 31, 1997, which was originated in October 1987 in the amount of $1.0 million for the purpose of refinancing a mini-storage/office facility (76 mini-storage units and 38 office units) located in Virginia Beach, Virginia, and (ii) a line of credit in the amount of $600,000 with an outstanding balance of $440,000 as of December 31, 1997. The Company occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. In addition, as of December 31, 1997, the Bank and its subsidiaries leased ten of the mini-storage units. The property was most recently appraised in November 1992 for $915,000. As of December 31, 1997, the Bank had established a $300,000 specific reserve with respect to the loans and the remaining $1.1 million was classified as substandard.

         Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                                            December 31,
                                             ------------------------------------------------------------------
                                                      1997                    1996                    1995
                                                      ----                    ----                    ----
                                                  $        %               $       %               $       %
                                                  -        -               -       -               -       -
                                                                       (dollars in thousands)
Real estate:
   Single-family residential:
     First mortgages................           $130,486     76.8%       $103,643    70.0%       $223,531    82.1%
     Second mortgages...............              8,699      5.1          12,384     8.3          13,398     4.9
   Construction and development.....             16,583      9.8          17,190    11.6          15,078     5.5
   Commercial real estate...........              5,970      3.5           6,313     4.3          10,611     3.9
                                               --------     ----        --------    ----        --------    ----
     Total real estate loans........            161,738     95.2         139,530    94.2         262,618    96.4

Commercial business loans...........              1,883      1.1           1,915     1.3           2,171      .8

Consumer loans:
   Other............................              5,426      3.2           5,828     3.9           6,488     2.4
   Secured by deposits..............                805       .5             842      .6             994       .
                                               --------     ----        --------    ----        --------    ----
     Total consumer loans...........              6,231      3.7           6,670     4.5           7,482     2.8
                                               --------     ----        --------    ----        --------    ----

           Total Loans..............            169,852    100.0%        148,115   100.0%        272,271   100.0%
                                                           =====                   =====                   =====
Less:
   Unearned loan fees and discounts.                 29                        8                     388
   Allowance for loan losses........              2,382                    2,556                   5,251
                                              ---------                ---------               ---------
                                                  2,411                    2,564                   5,639
                                              ---------                ---------               ---------

           Net Loans................           $167,441                 $145,551                $266,632
                                                =======                  =======                 =======



                                                        1994                    1993
                                                        ----                    ----
                                                    $         %             $         %
                                                    -         -             -         -
Real estate:
   Single-family residential:
     First mortgages................           $187,607     77.7%       $159,398    75.8%
     Second mortgages...............             18,717      7.8          24,851    11.8
   Construction and development.....             15,501      6.4           9,137     4.4
   Commercial real estate...........             11,499      4.8          10,781     5.1
                                               --------     ----        --------    ----
     Total real estate loans........            233,324     96.7         204,167    97.1

Commercial business loans...........              1,824       .8           1,946      .9

Consumer loans:
   Other............................              5,320      2.2           2,884     1.4
   Secured by deposits..............                835       .3           1,263      .6
                                               --------     ----        --------    ----
     Total consumer loans...........              6,155      2.5           4,147     2.0
                                               --------     ----        --------    ----

           Total Loans..............            241,303    100.0%        210,260   100.0%
                                                           =====                   =====
Less:
   Unearned loan fees and discounts.                482                      440
   Allowance for loan losses........              3,429                    3,039
                                              ---------                ---------
                                                  3,911                    3,479
                                              ---------                ---------

           Net Loans................           $237,392                 $206,781
                                                =======                  =======


         Total loans decreased by an aggregate of $40.5 million or 19.3% from December 31, 1993 to December 31, 1997 primarily due to sales of second mortgage loans, the sale of loans in connection with the sale of the Bank's Florida branches in 1994 and the sale of loans in connection with the sale of the
Branches in 1996. The acquisition of $22.2 million of adjustable rate first mortgage loans in 1997 partially offsets the decline and reflects the Company's strategy of investing proceeds from the maturities of investment securities and funds provided by the growth in deposits into higher yielding loans. Since 1992, the Company has placed increased emphasis on single-family first mortgage loans, which, together with construction loans secured by single-family residences, increased from 80.2% of total loans held for investment at December 31, 1993 to 86.6% of total loans held for investment at December 31, 1997. Single-family second mortgage loans declined substantially from 11.8% of total loans held for investment at December 31, 1993 to 5.1% of total loans held for investment at December 31, 1997. The decline in second mortgage loans resulted from loan sales undertaken to reduce the regulatory risk-weighting of the Bank's assets and, thus, improve its risk-based capital ratio, while at the same time reducing earnings volatility associated with the amortization of deferred premiums and the increased credit risk associated with second mortgage loans. Commercial real estate loans decreased from 5.1% of total loans held for investment at December 31, 1993 to 3.5% of total loans held for investment at December 31, 1997, while commercial business loans increased slightly from .9% of total loans held for investment at December 31, 1993 to 1.1% of total loans held for investment at December 31, 1997. Consumer loans increased from 2.0% of total loans held for investment at December 31, 1993 to 3.7% of total loans held for investment at December 31, 1997. The Company increased its emphasis during 1997 and 1996 on the origination and purchase of various types of consumer loans and, consequently, expects the balance of such loans to increase.

         The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage and consumer loans) at December 31, 1997. Maturities are presented on a contractual basis. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Scheduled contractual principal repayments do not reflect the actual maturities of loans.

                                                             Commercial        Commercial
                                         Construction        Real Estate        Business           Total
                                         ------------        -----------        --------           -----
                                                                (dollars in thousands)
Amounts due:
    One year or less                       $15,876             $   268           $1,102            $17,246
    After one year through
      five years                               157               3,773              781              4,711
    Beyond five years                          550               1,929                -              2,479
                                          --------               -----         --------            -------
        Total                              $16,583              $5,970           $1,883            $24,436

Interest rate terms on
    amounts due after one
    year:
      Fixed                               $    339              $1,418           $  678           $  2,435
                                           =======               =====            =====            =======
      Adjustable                          $    368              $4,284           $  103           $  4,755
                                           =======               =====            =====            =======

         Origination, Purchase and Sale of Loans. In earlier years, the Bank operated as a wholesale financial institution and conducted its deposit gathering activities through a network of limited service branches that were designed to primarily accumulate large non-transactional deposit accounts. The Bank's lending activities were not generally conducted through its branch offices. Instead, substantially all of the Company's loan product was either originated by Essex First or purchased in the secondary market.

         As part of management's efforts to reposition the Bank's activities along the lines of a more traditional financial institution, the Bank converted its existing branch offices into full-service retail facilities, which has enabled the Bank to, among other things, increase its origination of both consumer and mortgage loans directly through its branch network. Nevertheless, substantially all of the Company's mortgage loan product is expected to continue to be either originated by Essex First or purchased in the secondary market.

         Mortgage Banking Activities. Since 1992, Essex First has significantly expanded its mortgage banking operations in order to, among other things, increase the Company's level of loan originations that generate fee income. At December 31, 1997, Essex First conducted its operations out of four offices, which are located in Norfolk, Richmond, and Chester, Virginia, and Elizabeth City, North Carolina. Essex First also currently accepts applications through the Bank's branch office in Emporia, Virginia. During the years ended December 31, 1997, 1996, and 1995, Essex First originated $65.6 million, $104.2 million and $101.8 million of loans (consisting primarily of both permanent and construction loans secured by single-family residential real estate). During such periods, $25.9 million, $29.3 million and $26.3 million of such loans, respectively, were sold by Essex First to the Bank, with the remainder being sold by Essex First primarily to other private investors in the secondary market.

         Although the majority of the Bank's loan product is currently originated by Essex First, Essex First was established primarily to increase the volume of loans being originated for sale to private investors in the secondary market. Such loan sales generate fee income, while avoiding the interest rate and credit risk associated with holding long-term fixed-rate mortgage loans in its portfolio. Loans originated by Essex First for sale in the secondary market are originated in accordance with terms, conditions and documentation prescribed by the Freddie Mac, Fannie Mae and Ginnie Mae. However, Essex First does not generally sell mortgage loans to such government agencies and, instead, sells loans to private investors in the secondary market. Consequently, loans originated by Essex First for sale in the secondary market must also comply with any particular requirements of such private investors. Upon approval of a particular loan, Essex First provides an independent title company or attorney instructions to close the loan. Loan proceeds are disbursed and funded at the closing by Essex First. The loan documents are generally delivered to the private investor within 10 days of the closing and the price paid by the private investor for purchasing the loan is generally remitted within five to 10 days after such delivery. Although Essex First currently sells substantially all conventional loans without recourse (so that losses incurred as a result of nonperformance with respect to the loan become the responsibility of the purchaser of the loan as of the date of the closing), Essex First has in the past occasionally sold conventional loans in the secondary market with recourse, and may continue to sell certain conventional loans in the secondary market with recourse. However, as of December 31, 1997 there were no loans outstanding which were previously originated and sold by Essex First in the secondary market with recourse.

         A majority of all residential mortgage loans originated by Essex First for sale in the secondary market are sold with servicing released to third party investors. Substantially all of the loans originated by Essex First and not sold with servicing released to third party investors are sold to the Bank, which enables the Company to retain the servicing. When loans are sold with servicing rights released to the buyer, the Company recognizes current income from receipt of servicing release fees. Alternatively, when loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. For additional information, see "- Loan Servicing" and "- Loan Fee Income."

         Management of the Bank and Essex First believe that "pipeline risk," which is created by offering loan applicants agreed-upon interest rates for a future closing, is currently being minimized because Essex First's loan officers are compensated in accordance with pricing guidelines which are based on the purchase price received from the third party investors purchasing the loans. Therefore, in most cases, the loan officer will lock-in a purchase price with the third party investor simultaneously with making the rate commitment to the borrower and therefore eliminate any interest rate risk. If the loan is not locked-in simultaneously with the commitment to the borrower, any market movement that occurs prior to the third party investor locking-in the purchase price is reflected in the loan officer's compensation and not absorbed by Essex First or the Bank.

         Loan Purchases and Sales. The Bank purchases from Essex First single-family mortgage loans which generally have adjustable rates or a term to maturity of seven years or less. In addition, the Bank continues to purchase first mortgage loans secured by single-family residential properties from selected financial institutions and mortgage banking companies in the secondary market. Such loans generally consist of ARMs or fixed-rate loans with terms of five, seven, or to a lesser extent, 15 years. Such loan purchases are secured by properties located both within and outside the Bank's primary markets. During the years ended December 31, 1997 and 1995, the Bank purchased $22.2 million and $50.7 million of loans, respectively, from various financial institutions and mortgage banking companies (other than Essex First) in the secondary market. However, the amount of loans purchased during 1995 was predominantly attributable to the Home Acquisition. The Company purchased less than $600,000 of loans in the secondary market during 1996 because of its emphasis on loan sales to accommodate the sale of the Branches.

         At December 31, 1997, 1996, and 1995, loans classified by the Company as held for sale amounted to $2.2 million, $2.5 million and $3.3 million, respectively. Except for loans originated for sale in the secondary market by Essex First, it is generally management's intention to hold originated and purchased loans for investment. Under certain circumstances, however, the Company may sell loans originally acquired for investment in order to address needs regarding liquidity, regulatory capital, interest rate risk, or other objectives. During 1996, the Bank sold first mortgage loans totaling $118.3 million in order to provide funds for the sale of the Branches. See Note 5 on pages 37 and 38 of the Notes to Consolidated Financial Statements of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         Loan Underwriting. Applications for all types of loans offered by the Bank are taken at all of the Bank's branch offices. Applications for residential mortgage loans are taken at all of Essex First's offices. Residential mortgage loan applications are generally attributable to referrals from real estate brokers and builders, existing customers and, to a lesser extent, walk-in customers. Essex First also obtains applications for residential mortgage loans through several loan officers who solicit and refer mortgage loan applications to Essex First. These loan officers are compensated in part on a commission basis and provide convenient origination services during banking and nonbanking hours. During 1996, Essex First established a wholesale lending program, which consists primarily of construction/permanent ("C/P") lending. Approved brokers are responsible for originating and processing C/P loans and submitting them to the Bank for underwriting approval.

         Loans purchased by the Bank from Essex First or other financial institutions and mortgage banking companies in the secondary market are underwritten by the Bank in accordance with its underwriting guidelines and procedures (which generally follow Freddie Mac and Fannie Mae guidelines) and may be approved by various lending officers of the Bank within designated limits, which are established and modified from time to time to reflect an individual's expertise and experience. All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. Specifically, when acting individually, the Chief Executive Officer and the Senior Underwriter are authorized to approve secured loans of up to $250,000 and unsecured loans of up to $25,000. When the Senior Underwriter acts together with the Chief Executive Officer, they are authorized to approve secured loans of up to $500,000 and unsecured loans of up to $50,000. All secured loans greater than $500,000 but not exceeding $750,000 require approval by the Bank's loan committee, which consists of the aforementioned officers and the Chief Executive Officer of Essex First. All secured loans greater than $750,000 and all unsecured loans greater than $50,000 must be approved by the Bank's loan committee and the Board of Directors of the Bank. In addition, all loans committed or approved by the Bank's loan committee are reported to the Board of Directors on a monthly basis. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

         Loan Servicing. Essex Home services or subservices residential real estate loans owned by the Bank as well as for other private mortgage investors. Loan servicing includes collecting and remitting loan payments, accounting for principal and interest, making advances to cover delinquent payments, making inspections as required of mortgaged premises, contacting delinquent mortgagors, supervising foreclosures and property dispositions in the event of unremedied defaults and generally administering the loans. Funds that have been escrowed by borrowers for the payment of mortgage related expenses, such as property taxes and hazard and mortgage insurance premiums, are maintained in noninterest-bearing accounts at the Bank or at nonaffiliated banks if so required by the mortgage investors.

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

         Real Estate Lending Standards. Effective March 19, 1993, all financial institutions were required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS, in December 1992 ("Lending Guidelines"). The Lending Guidelines set forth, pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), uniform regulations prescribing standards for real estate lending. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

         The policies must address certain lending considerations set forth in the Lending Guidelines, including supervisory loan-to-value ("LTV") limits, loan portfolio management, loan administration procedures and underwriting standards. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio, which is the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must include all senior liens when calculating this ratio. The Lending Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate mortgage insurance or readily marketable collateral). In most cases, the Company's loan underwriting guidelines with respect to LTV ratios are more stringent than the Lending Guidelines set forth above.

         Single-Family Residential Real Estate Loans. As part of management's efforts to reposition the Bank along the lines of a more traditional thrift institution, the Bank has increased its emphasis on loans secured by first liens on single-family residential real estate. At December 31, 1997, $130.4 million or 76.8% of the Company's total loans held for investment consisted of such loans.

         In recent years, the Company has been emphasizing for its portfolio single-family residential mortgage adjustable-rate loans which provide for periodic adjustments to the interest rate. These loans have up to 30-year terms and interest rates which adjust annually in accordance with a designated index after a specified period has elapsed. Depending on the loan product selected by the borrower, this period can range from one year to seven years. In order to be competitive and generate production, the ARMs offered by the Company provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, the Company underwrites certain loans (i.e., ARMs with 95% LTV) on a basis that is no less stringent than the underwriting guidelines of the Fannie Mae. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Approximately 56.4% of the permanent single-family residential loans in the Company's loan portfolio held for investment at December 31, 1997 had adjustable interest rates.

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

         Adjustable-rate loans decrease the risks associated with changes in interest rates but involve other risks, primarily because as interest rates rise and the loan rates adjust upward, the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Company believes that these risks, which have not had a material adverse effect on the Company to date, generally are less than the risks associated with holding fixed-rate loans in an increasing interest rate environment. In addition, depending on the LTV and the initial repricing frequency of the ARMs, the Company underwrites certain of these loans based on a borrower's qualification at a fully-indexed interest rate.

         The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit the sale thereof in the secondary market. Currently, fixed-rate single-family residential loans with terms to maturity of seven years or less are generally retained in the Company's portfolio while fixed-rate single-family residential loans with terms to maturity of over seven years are generally sold in the secondary market as market conditions permit. At December 31, 1997, approximately 43.6% of the permanent single-family residential loans held by the Company for investment consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

         The Company is generally permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the LTV ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing an owner-occupied single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on loans which have a principal amount that exceeds 80% of the appraised value of the security property. The extent of coverage is dependent upon the LTV ratio at the time of origination.

         The Company generally requires title insurance insuring the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. Substantially all of the properties securing all of the Company's mortgage loans originated or closed by the Bank and/or Essex First are appraised by independent appraisers that conform to guidelines established pursuant to FIRREA and regulations promulgated thereunder.

         Home equity line of credit loans have a maximum commitment of five years, which may be extended within the sole discretion of the Bank, and the interest rate is set at the Bank's prime rate plus a margin. The Company will lend up to a 90% LTV ratio and the loan can be secured by a primary or subordinate mortgage on the property. The Company will originate the loan even if another institution holds the first mortgage. At December 31, 1997, home equity lines of credit totaled $417,000 ($248,000 of which had been utilized by borrowers as of such date).

         Construction Loans. In recent years, the Company has been increasingly active in originating loans to construct primarily single-family residences. These construction lending activities generally are limited to the Company's primary market, with particular emphasis in the greater Richmond, Virginia market, the Tidewater, Virginia area and counties in northeastern North Carolina. At December 31, 1997, construction loans amounted to $16.6 million or 9.8% of the Company's total loans held for investment. As of such date, the Company's entire portfolio of construction loans consisted of loans for the construction of single-family residences.

         The Company offers construction loans to individual borrowers as well as to local real estate builders, contractors and developers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a C/P mortgage loan basis. C/P loan originations are made by Essex First loan officers or through the wholesale C/P lending program, which is a network of 68 approved brokers. C/P loans are made to individuals who hold a contract with a licensed general contractor to construct their personal residence. The construction phase of the loan currently provides for monthly payments on an interest only basis at a designated prime rate (plus 100 basis points) for up to six months. Upon completion of construction, the loan converts to a permanent loan at either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential real estate financing. Essex First's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's C/P loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1997, the Company's C/P portfolio included 60 C/P loans with an aggregate principal balance of $7.1 million (and an additional $10.9 million was subject to legally binding commitments but had not been advanced as of such date).

         The Company also offers construction loans to real estate builders, contractors and developers for the construction of single-family residences on both a presold and speculative basis. Construction loans to builders generally have a three-year note with annual renewals throughout the term, with payments being made monthly on an interest only basis (at 100 basis points to 200 basis points over a designated prime rate). Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant builders lines of credit up to designated amounts. The Company will generally limit the number of homes that may be built by any individual builder or developer on a speculative basis depending on the builder's financial strength and total exposure to other lenders. Although at December 31, 1997, the Company did not have any real estate acquisition and development loans in its portfolio, the Company may in the future, on a case-by-case basis, grant a limited amount of real estate acquisition and development loans. At December 31, 1997, the Company's construction loan portfolio included 101 loans to 39 different builders with an aggregate principal balance of $8.5 million (and an additional $26.3 million was subject to legally binding commitments but had not been advanced as of such date). Of this $8.5 million of builder loans, approximately $6.8 million consisted of construction loans for which there were no contracts for sale at the time of origination.

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

         The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent LTV (80% during the construction phase with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders with whom it has established relationships or knowledge thereof.

         Commercial Real Estate Loans. The Company has also originated mortgage loans secured by multi-family residential and commercial real estate. At December 31, 1997, $6.0 million or 3.5% of the Company's total loans held for investment consisted of such loans.

         Commercial real estate loans originated by the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by small apartment buildings. At December 31, 1997, $1.3 million or 21.7% of the Company's total commercial real estate loans were comprised of multi-family residential loans.

         Although terms vary, commercial real estate loans generally are amortized over a period of up to 20 years and mature in seven years or less. The Company will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. LTV ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the
Company's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process. Additional strength may be provided via mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

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

         Commercial Business Loans. From time to time, and in connection with its community bank activities, the Company has originated secured or unsecured loans for commercial, corporate, business and agricultural purposes. At December 31, 1997, $1.9 million or 1.1% of the Company's total loans held for investment consisted of commercial business loans. The Company's commercial business loans consist primarily of loans and lines of credit secured by various equipment, machinery and other corporate assets.

         Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. The Company has recently begun to emphasize the origination and purchase of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At December 31, 1997, $6.2 million or 3.7% of the Company's total loans held for investment consisted of consumer loans. The consumer loans offered by the Company include automobile loans, boat and recreational vehicle loans, mobile home loans, loans secured by deposit accounts and unsecured personal loans.

         The Company currently offers loans secured by deposit accounts, which amounted to $805,000 at December 31, 1997. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. At December 31, 1997, the Company's loan portfolio also included $1.5 million of automobile loans, $384,000 of mobile home loans and $41,000 of boat and recreational vehicle loans.

         Consumer loans generally have shorter terms and higher interest rates than mortgage loans and generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely effected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower.

         Loan Fee Income. In addition to interest earned on loans, the Company receives income through servicing of loans, unamortized loan fees in connection with loan sales and fees in connection with loan modifications, late payments, prepayments and miscellaneous services related to its loans. Income from these activities varies from period to period with the volume and types of loans made and competitive conditions.

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

         When loans are sold with servicing rights released to the buyer, the Company also recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan, which is dependent upon, among other things, the interest rate and market conditions at the time the sales price is locked-in with the buyer. Sales prices for loans originated for resale are generally locked-in with a buyer at the time of origination in order to minimize the Company's interest rate risk. When loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. Recognition of such gains creates originated mortgage servicing rights ("OMSRs") for the Company, which are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. OMSRs amounted to $782,000, $1.1 million and $1.6 million at December 31, 1997, 1996 and 1995, respectively. For additional information regarding the Company's servicing assets, see Note 2 of the Notes to Consolidated Financial Statements on pages 32 through 35 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         Through Essex Home, the Company services loans that are owned by the Bank and other investors. At December 31, 1997, approximately 8,400 loans with principal balances of $482.7 million were serviced or subserviced by Essex Home as compared to approximately 13,300 loans with principal balances of $1.1 billion as of December 31, 1996. On February 28, 1997, the Company was notified by its largest subservicing client (with approximately 7,000 loans totaling $858.9 million as of December 31, 1996) of its intention not to renew its contract beyond June 1, 1997. As a result, during 1997 the Company's management intensified its marketing efforts and initiated cost reductions in order to minimize the impact of this loss on the earnings performance of Essex Home and the Company. Essex Home has replaced a portion of the lost servicing volume by entering into 18 new subservicing contracts consisting of approximately 2,100 loans with an aggregate principal balance of $201.4 million as of December 31, 1997 and, to a lesser extent, by acquiring mortgage servicing rights. However, no assurances can be made that the lost servicing volume can be replaced in its entirety in the near term.

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

         The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:

                                                                     December 31,
                                          -----------------------------------------------------------------
                                                  1997                   1996                   1995
                                          -------------------    -------------------   --------------------
                                            Amount   Percent       Amount    Percent      Amount    Percent
                                                                (dollars in thousands)
         30-59 days (1).................   $   645    .38%         $1,156     .78%        $2,222     .82%
         60-89 days (1).................       295    .17             335     .23            942     .34
         90 or more days (1), (2).......     1,577    .93           2,938    1.98          6,258    2.30
                                             -----  -----           -----   -----          -----    ----
                                            $2,517   1.48%         $4,429    2.99%        $9,422    3.46%
                                             =====  =====           =====   =====         ======    ====

         (1)  Includes at December 31, 1997,  $217,000,  $16,000 and $305,000 of
              loans delinquent 30-59 days, 60-89 days and 90 days or more, respectively, which were acquired in connection with the Home Acquisition. Includes at December 31, 1996, $185,000, $70,000 and $611,000 of loans delinquent 30-59 days, 60-89 days and 90 days or more, respectively, which were acquired in connection with the Home Acquisition. Includes at December 31, 1995, $977,000, $381,000 and $1.2 million of loans delinquent 30-59 days, 60-89 days and 90 days or more, respectively, which were acquired in connection with the Home Acquisition.

         (2) Includes $21,000, $30,000 and $177,000 of loans that were accruing interest at December 31, 1997, 1996, and 1995, respectively.

         Nonperforming Assets. All loans are reviewed on a regular basis and are placed in nonaccrual status based on the loan's delinquency status, an evaluation of the related collateral, and the borrower's ability to repay the loan. Generally, loans past due more than 90 days are placed in nonaccrual status; however, in instances where the borrower has demonstrated an ability to make timely payments, loans past due more than 90 days are returned to an accruing status. Such loans may be returned to accruing status, even though the loans have not been brought fully current, provided two criteria are met: (i) all principal and interest amounts contractually due (including arrearages) are reasonably assured of repayment within a reasonable period, and (ii) there is a sustained period of repayment performance (generally a minimum of six months) by the borrower. Consumer loans generally are charged-off or fully reserved for when the loan becomes over 120 days delinquent. When a loan is placed in nonaccrual status, interest accruals cease and uncollected accrued interest is reversed and charged against current income. Additional interest income on such loans is recognized only when received.

         In certain circumstances, for reasons related to a borrower's financial difficulties, the Company may grant a concession to the borrower that it would not otherwise consider. Such restructuring of troubled debt may include a modification of loan terms and/or a transfer of assets (or equity interest) from the borrower to the Company.

         If a foreclosure action is instituted with respect to a particular loan and the loan is not reinstated, paid in full or refinanced, the property is sold at a foreclosure sale in which the Company may participate as a bidder. If the Company is the successful bidder, the acquired property is classified as foreclosed property until it is sold. Properties acquired in settlement of loans are initially recorded at fair value less estimated costs to sell. Valuations are periodically performed by management, and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair market value less the estimated costs to sell. Costs incurred in connection with ownership of the property, including interest on senior indebtedness, are expensed to the extent not previously allowed for in calculating fair value less estimated costs to sell. Costs relating to the development or improvement of the property are capitalized to the extent these costs increase fair value less estimated costs to sell. Sales of foreclosed properties are recorded under the accrual method of accounting. Under this method, a sale is not recognized unless the buyer has assumed the risks and rewards of ownership, including an adequate cash down payment. Until the contract qualifies as a sale, all collections are recorded as deposits.

         The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated (dollars in thousands):

                                                                           December 31,
                                                 -----------------------------------------------------------------
                                                        1997                   1996                     1995
                                                        ----                   ----                     ----
                                                             % of                    % of                    % of
                                                             Total                   Total                   Total
                                                 Amount      Loans       Amount      Loans       Amount      Loans
                                                 ------      -----       ------      -----       ------      -----
Nonaccrual loans, net:
   Single-family residential................     $1,203       .71%        $2,513     1.70%      $  2,959      1.09%
   Construction.............................        133       .08            220      .15            378       .14
   Commercial...............................        132       .08             22      .01          2,636       .97
   Consumer.................................         88       .05            153      .10            108       .04
                                                  -----     -----          -----     ----        -------      ----
     Total nonaccrual loans.................      1,556       .92          2,908     1.96          6,081      2.24

Accruing loans 90 days or more past due.....         21       .01             30      .02            177       .06

Troubled debt restructurings................        209       .12            223      .15            143       .05
                                                  -----     -----          -----     ----        -------      ----
     Total nonperforming loans..............      1,786      1.05          3,161     2.13          6,401      2.35

Foreclosed properties, net..................      1,512       .89          2,054     1.39          4,856      1.78
                                                  -----     -----          -----     ----        -------      ----

     Total nonperforming assets.............     $3,298      1.94%        $5,215     3.52%       $11,257      4.13%
                                                  =====     ====           =====    ====          ======     ====

Nonperforming loans to total loans..........                 1.05%                    2.13%                   2.35%
Nonperforming assets to total assets........                 1.69                     2.99                    3.32
Allowance for loan losses to total loans....                 1.40                     1.73                    1.93
Allowance for loan losses to nonaccrual
   loans....................................               153.09                    87.90                   86.35
Allowance for loan losses to nonperforming
   loans....................................               133.37                    80.86                   82.03

                                                        1994                   1993
                                                        ----                   ----
                                                             % of                    % of
                                                             Total                   Total
                                                 Amount      Loans       Amount      Loans
Nonaccrual loans, net:                           ------      -----       ------      -----
   Single-family residential................   $  3,158       1.31%     $  4,801      2.28%
   Construction.............................      1,253        .52            17       .01
   Commercial...............................      2,306        .96           513       .25
   Consumer.................................         57        .02            93       .04
                                                -------       ----       -------      ----
     Total nonaccrual loans.................      6,774       2.81         5,424      2.58

Accruing loans 90 days or more past due.....        539        .22         1,136       .54

Troubled debt restructurings................      1,049        .44         2,948      1.40
                                                -------       ----       -------      ----
     Total nonperforming loans..............      8,362       3.47         9,508      4.52

Foreclosed properties, net..................      5,290       2.19         8,582      4.08
                                                -------       ----       -------      ----

     Total nonperforming assets.............    $13,652       5.66%      $18,090      8.60%
                                                 ======       ====        ======      ====

Nonperforming loans to total loans..........                  3.47%                   4.52%
Nonperforming assets to total assets........                  4.61                    4.63
Allowance for loan losses to total loans....                  1.42                    1.45
Allowance for loan losses to nonaccrual
   loans....................................                 50.62                   56.03
Allowance for loan losses to nonperforming
   loans....................................                 41.01                   31.96


         Gross interest income that would have been recorded during the years ended December 31, 1997, 1996, and 1995 if the Company's nonaccrual loans at the end of such periods had been performing in accordance with their terms during such periods was $171,000, $291,000 and $678,000, respectively.

         The $1.6 million of nonaccrual loans at December 31, 1997 consisted of $1.2 million of loans secured by single-family residential property, $133,000 of construction loans (which were secured by residential property), $132,000 of loans secured by commercial property and $88,000 of consumer loans. The $21,000 of accruing loans 90 days or more past due at December 31, 1997 consisted of one loan secured by single-family residential property. The $209,000 of troubled debt restructurings at December 31, 1997 consisted of three loans secured by single-family residential property, one secured commercial loan and one unsecured loan.

         The Company's decrease in nonaccrual loans during 1997 occurred primarily in loans secured by single-family residential property. This $1.4 million decrease was attributable to the improvement in asset quality as evidenced by the decline in delinquencies.

         The $1.5 million of foreclosed properties at December 31, 1997 consisted of $1.3 of single-family residential properties and $257,000 of land. The Company's decrease in foreclosed properties reflected the impact of the decline in nonperforming and delinquent loans during 1997 and prior years. In addition, during 1997 the Company completed the sale of residential lots located in the Outer Banks of North Carolina, which had a carrying value of $164,000 at December 31, 1996.

         For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets" on pages 6 and 7 and Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 39 through 41 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

         In addition to the nonperforming assets discussed above, at December 31, 1997, the Company had classified for regulatory and internal purposes an additional $2.1 million of assets, $1.6 million of which were classified substandard, $149,000 of which were classified doubtful and $350,000 of which were classified loss.

         Allowance for Losses on Loans and Foreclosed Properties. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of the inherent risks in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. For additional information, see Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 39 through 41 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                                        Year Ended December 31,
                                                 -------------------------------------------------------------
                                                     1997         1996           1995        1994        1993
                                                     ----         ----           ----        ----        ----
                                                                       (dollars in thousands)
Loans, net of unearned fees and discounts:
     Year-end..................................     $169,823     $148,107      $271,883    $240,821    $209,820
     Average outstanding during period.........      156,217      216,803       251,108     218,806     267,143

Allowance for loan losses:
     Balance, beginning of year................       $2,556       $5,251    $    3,429  $    3,039  $    4,489
     Allowance transferred in connection
         with the Home Acquisition.............            -            -           500           -           -
     Provision for loan losses.................          113        1,411         2,477       1,604       1,085
                                                      ------        -----     ---------   ---------   ---------
                                                       2,669        6,662         6,406       4,643       5,574
     Charge-offs, net of recoveries (1):
         Commercial (2)........................         (366)       2,892           644           -          82
         Real estate - mortgage................          535          894           494       1,255       2,248
         Consumer .......................                118          320            17         (41)        205
                                                      ------        -----     ---------   ---------   ---------
              Total (2)........................          287        4,106         1,155       1,214       2,535
                                                      ------        -----     ---------   ---------   ---------
     Balance, end of year......................       $2,382       $2,556    $    5,251  $    3,429  $    3,039
                                                       =====        =====     =========   =========   =========

Ratio of net charge-offs to average
  outstanding loans (2)........................          .18%        1.89%          .46%        .55%        .95%
Allowance for loan losses to year-end
  total nonperforming loans....................       133.37%       80.86%        82.03%      41.01%      31.96%
Allowance for loan losses to year-end
  loans, net of unearned fees and discounts....         1.40%        1.73%         1.93%       1.42%       1.45%

     (1) Except as noted in (2) below, recoveries of prior loan charge-offs were not significant for the periods presented.

     (2) Charge-offs during 1997 include a $329,000 recovery on a loan guarantee associated with the Richmond Apartments loan and a $39,000 recovery associated with claims against the estate of a deceased borrower. Excluding the impact of these recoveries, the ratio of net charge-offs to average outstanding loans for 1997 was .42%.
           Charge-offs during 1996 include the $2.8 million write-off of the Richmond Apartments loan. Excluding the impact of this charge-off, the ratio of net charge-offs to average outstanding loans for 1996 was .59%.

         The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                                     December 31,
                        ----------------------------------------------------------------------------------------------
                             1997                1996                 1995               1994               1993
                        ----------------    ----------------    ----------------    ----------------  ----------------
                        Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent  Amount   Percent
                        -------  -------    -------  -------    ------   -------    ------   -------  ------   -------
                                                            (dollars in thousands)

Residential mortgage   $1,139      91.7%    $1,636     89.9%    $2,607     92.5%     2,068     91.9%  $2,080     92.0%
Commercial (1)            545       4.6        505      5.6      1,530      4.7        861      5.6      387      6.0
Consumer                  254       3.7        299      4.5        323      2.8        467      2.5      424      2.0
Unallocated               444         -        116        -        791        -         33        -      148        -
                       ------      ----     ------     ----     ------     ----      -----     ----   ------     ----
                       $2,382     100.0%    $2,556    100.0%    $5,251    100.0%    $3,429    100.0%  $3,039    100.0%
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

         The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:

                                                                            Year Ended December 31,
                                                                   ----------------------------------------
                                                                    1997             1996              1995
                                                                    ----             ----              ----
                                                                            (dollars in thousands)
         Balance at beginning of year.....................         $ 179              $199             $ 418
         Provision for losses on
           foreclosed properties..........................           159               (21)               79
                                                                    ----              ----             -----
                                                                     338               178               497
         Charge-offs, net of recoveries...................          (183)                1              (298)
                                                                    ----             -----              ----
         Balance at end of year...........................         $ 155              $179             $ 199
                                                                    ====               ===              ====

Investment Activities

         Mortgage-Backed Securities. Mortgage-backed securities (which also are known as mortgage participation certificates or pass-through certificates) represent a participation interest in a pool of single-family or multi-family mortgages, the principal and interest payments on which are passed from the mortgage originators, through intermediaries (generally U.S. Government agencies and government sponsored enterprises) that pool and repackage the participation interests in the form of securities, to investors such as the Company. Such U.S. Government agencies and government sponsored enterprises, which guarantee the payment of principal and interest to investors, primarily include Freddie Mac, Fannie Mae and Ginnie Mae.

         Freddie Mac is a public corporation chartered by the U.S. Government and owned by the 12 Federal Home Loan Banks and federally-insured member institutions of the Federal Home Loan Bank system. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for conventional mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the United States, but because Freddie Mac and Fannie Mae are quasi-Government and U.S. Government-sponsored enterprises, respectively, these securities are considered to be among the highest quality investments with minimal credit risks. Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by

FHA-insured and VA-guaranteed loans, and the timely payment of principal and interest on Ginnie Mae securities are guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Because Freddie Mac, Fannie Mae and Ginnie Mae were established to provide support for low- and middle-income housing, there are limits to the maximum size of loans that qualify for these programs. To accommodate larger-sized loans, and loans that, for other reasons, do not conform to the agency programs, a number of independent companies have established their own home-loan origination and securitization programs.

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

         The Company's mortgage-backed securities include collateralized mortgage obligations ("CMOs"), which include securities issued by entities which have qualified under the Internal Revenue Code (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively, CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities which are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

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

         The   following   table  sets  forth  the  activity  in  the  Company's
mortgage-backed securities portfolio during the periods indicated:

                                                           At or For the Year Ended December 31,
                                                         ---------------------------------------
                                                         1997              1996             1995
                                                         ----              ----             ----
                                                                  (dollars in thousands)
         Balance at beginning of year............       $1,905            $15,650         $18,223
         Sales...................................            -             (9,915) (1)          -
         Repayments..............................            -             (3,668) (2)     (2,724)
         Amortization............................            -                 (8)             (3)
         Valuation adjustments...................            -               (154)            154
                                                      --------            -------        --------
         Balance at end of year..................       $1,905            $ 1,905         $15,650 (3)
                                                        ======            =======         =======

         Weighted average coupon at end
            of year..............................         6.65%              6.40%           7.25%
                                                        ======            =======         =======

         (1) Represents sale of mortgage-backed securities in connection with the sale of branches during 1996.
         (2) Includes the termination and reclassification of a Company-issued second mortgage REMIC totaling $2.7 million from mortgage-backed securities to loans.
         (3) Includes $13.7 million of mortgage-backed securities classified as available for sale at December 31, 1995.

         The Company's investment in mortgage-backed securities at December 31, 1997 consists solely of a $1.9 million Fannie Mae guaranteed adjustable rate REMIC. The Company does not currently own and does not anticipate investing in mortgage-backed securities that would be deemed "high risk" securities pursuant to OTS Thrift Bulletin 52. The Company's mortgage-backed securities are carried in accordance with generally accepted accounting principles. See Note 7 of the Notes to Consolidated Financial Statements on page 39 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

         The Bank's investment securities portfolio is managed by the Treasurer of the Bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis and by the Asset and Liability Management Committee as circumstances warrant. The Bank currently emphasizes lending activities in order to increase the weighted average yield on the Bank's interest-earning assets. The Bank's investment securities are carried in accordance with generally accepted accounting principles. See Note 6 of the Notes to Consolidated Financial Statements on page 38 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                                                      December 31,
                                                1997                      1996                       1995
                                      -----------------------   -----------------------   -----------------------
                                       Carrying      Market       Carrying      Market      Carrying      Market
                                         Value        Value         Value        Value        Value        Value
                                         -----        -----         -----        -----        -----        -----
                                                                 (dollars in thousands)
     U.S. Government securities......    $    -       $    -       $1,003       $1,003     $  1,000     $    999
     U.S. Government agency
        securities (1)...............     2,299        2,217        5,000        4,887        6,998        6,841
     FHLB stock......................     1,431        1,431        2,540        2,540        3,603        3,603
                                          -----        -----        -----        -----      -------      -------
         Total (2)...................    $3,730       $3,648       $8,543       $8,430      $11,601      $11,443
                                          =====        =====        =====        =====       ======       ======

     (1) Of the $2.3 million of U.S. Government agency securities held for investment at December 31, 1997, $2.0 million consisted of a note issued by the FHLB and $299,000 consisted of a note issued by Fannie Mae. The $2.0 million FHLB note adjusts semi-annually based on the yield of three-year constant maturity treasury notes. The $299,000 Fannie Mae note earns interest at a fixed rate.

     (2) Does not include investment securities classified as available for sale which consisted of a $17,000, $9,000 and $1.5 million investment in a money market mutual fund at December 31, 1997, 1996 and 1995, respectively.

         Information regarding the carrying values, contractual maturities and weighted average yield of the Company's investment securities held for investment (excluding FHLB stock) at December 31, 1997 is presented below. FHLB stock is neither a debt nor an equity security because its ownership is restricted and it lacks a market. FHLB stock can be sold at its par of $100 per share only to the FHLBs or to another member institution.

                                                  One Year     After One to    After Five to   Over 10
                                                   or Less      Five Years       10 Years       Years      Total
                                                                          (dollars in thousands)
     U.S. Government agency securities......       $     -        $2,299         $     -     $      -     $2,299
                                                   =======        ======         =======     ========     ======

     Weighted average yield.................             -%         4.98%              -%           -%      4.98%
                                                   =======        ======         =======     ========     ======

Sources of Funds

         General. Deposits are the primary source of the Company's funds for lending and other investment purposes. In addition to deposits, the Company derives funds from loan principal repayments, prepayments, advances from the FHLB and other borrowings. Loan repayments are a relatively stable source of funds, while deposits inflows and outflows are significantly influenced by general interest rates and money market conditions. Borrowings may be used on a short-term basis to compensate for reductions in the availability of funds from other sources. They may also be used on a longer term basis for general business purposes, including market risk management.

         Deposits. Deposits obtained through bank branch offices of the Company have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's current deposit products include regular passbook and statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 90 days to 60 months, mini-jumbo (generally $25,000 - $99,999) and jumbo (generally equal to or greater than $100,000) certificates of deposit and individual retirement accounts.

         The Bank's deposits are currently obtained primarily from residents in its primary market area. The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. Currently, the Company does not advertise for retail deposits outside of its local market area or utilize the services of deposit brokers. Management estimates that as of December 31, 1997, deposit accounts totaling $4.1 million or 2.7% of the Bank's total deposits were held by nonresidents of Virginia or North Carolina. These out-of-market deposits include jumbo certificates of deposits owned largely by financial institutions which totaled $1.9 million at December 31, 1997, and represented a decline from the $2.8 million of such certificates at December 31, 1996. These jumbo certificates of deposit were obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Company and were not obtained through deposit brokers.

         The following table sets forth the average balances and rates of the Company's deposits for the periods indicated:

                                                                   Year Ended December 31,
                                          ---------------------------------------------------------------------
                                                   1997                         1996                    1995
                                          -------------------        ------------------      ------------------
                                          Average                    Average                 Average
                                          Balance       Rate         Balance       Rate      Balance       Rate
                                          -------       ----         -------       ----      -------       ----
                                                                   (dollars in thousands)

     Noninterest-bearing deposits...        $3,143          -%     $    1,433         -%   $    1,285         -%
     Passbook savings...............         3,839       3.48           6,782      3.33         5,465      3.33
     NOW accounts...................         4,344       2.83           5,332      2.80         4,859      2.85
     Money market accounts..........        21,401       4.87          21,104      4.50        21,760      4.14
     Certificates of deposit:
         Consumer...................        53,256       5.78          92,771      5.83        95,363      5.99
         Mini-jumbo.................        44,932       5.65          71,269      5.69        90,216      5.60
         Jumbo......................        13,206       5.78          19,670      5.86        28,026      5.46
                                          --------                   --------                --------
                                          $144,121                   $218,361                $246,974
                                           =======                    =======                 =======

         The following table shows the interest rate and maturity information for the Company's time deposits at December 31, 1997:

                                                                      Maturity Date
                                    --------------------------------------------------------------------------
                                    One Year                                               Over
                                     or Less          1-2 Years          2-3 Years        3 Years        Total
                                     -------          ---------          ---------        -------        -----
                                                                  (dollars in thousands)
4.01% to 5.00%.............         $  1,125       $         2       $         -      $        -       $  1,127
5.01% to 6.00%.............           67,575            12,574             3,179           2,923         86,251
6.01% to 7.00%.............            7,388             5,477             6,035           5,187         24,087
7.01% to 8.00%.............              600               251             2,906               -          3,757
8.01% to 9.00%.............               32                 -                 6               -             38
                                   ---------       -----------        ----------       ---------     ----------
                                     $76,720           $18,304           $12,126          $8,110       $115,260
                                      ======            ======            ======           =====        =======

         The following table shows the Company's certificates of deposit of $100,000 or more outstanding at the dates indicated:

                                                                             December 31,
                                                        --------------------------------------------------
                                                            1997                 1996               1995
                                                            ----                 ----               ----
                                                                        (dollars in thousands)

         3 months or less........................         $  4,624            $  2,709            $  6,638
         Over 3 through 6 months.................            4,785               3,505              11,270
         Over 6 through 12 months................            3,747               2,625              12,834
         Over 12 months .........................            5,365               5,919              10,489
                                                          --------            --------            --------
                  Total..........................         $ 18,521            $ 14,758            $ 41,231
                                                          ========            ========            ========

         The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

         Borrowings. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and mortgage-backed securities, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank had a $1.4 million investment in stock of the FHLB at December 31, 1997, which was in compliance with this requirement. At December 31, 1997, the Bank had $23.5 million of advances outstanding from the FHLB.

         The  following  table  presents  certain   information   regarding  the
Company's FHLB advances at the dates and for the periods indicated:

                                                                At or For the Year Ended December 31,
                                                         -------------------------------------------------
                                                          1997                  1996                 1995
                                                          ----                  ----                 ----
                                                                       (dollars in thousands)
         Balance at end of period..................      $23,547               $25,690             $29,833
         Weighted average interest rate
              at end of period.....................         5.75%                 6.14%               6.00%
         Maximum amount outstanding
              at any month's end...................      $28,118               $29,833             $59,952
         Average amount outstanding
              during the period....................      $24,885               $27,137             $46,617
         Weighted average interest rate
              during the period....................         5.92%                 5.99%               6.00%

         The outstanding FHLB advances at December 31, 1997 mature as follows (in thousands):

                  1998....................................      $21,139
                  1999....................................        1,808
                  2000....................................          600
                                                               --------
                                                                $23,547

         The Company's notes payable amounted to $72,000, $96,000 and $120,000 at December 31, 1997, 1996, and 1995, respectively. Notes payable on these dates consisted solely of a note payable to the former president of Home Bancorp and Home Savings. The note accrues interest at 9.50% per annum. The note is due in five equal annual installments, plus accrued interest thereon. However, in conjunction with a severance settlement with the former employee, the Company repaid this note in its entirety in February 1998. See "Item 3. - Legal Proceedings."

         During 1989 and 1990, the Bank sold $3.3 million of subordinated capital notes with a ten-year maturity. The notes were issued in minimum denominations of $2,500 at interest rates ranging between 11.5% and 12.0%. In July 1993, the Bank redeemed $2.8 million of the subordinated capital notes. The Company's subordinated capital notes amounted to $628,000 at December 31, 1995. In August 1996, the Bank redeemed the remaining subordinated capital notes at par in their entirety

         Other Liabilities. As of December 31, 1997, other liabilities of the Company included a $703,000 obligation to the Company's Chief Executive Officer resulting from the exercise of his stock appreciation rights in November 1997. A determination has not yet been made as to the date and method of payment to satisfy this obligation. See Note 19 of the Notes to Consolidated Financial Statements on pages 47 and 48 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

Year 2000 Costs

         For information about the Company's Year 2000 readiness and associated costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Costs" on page 21 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

Employees

         As of December 31, 1997, the Company employed 99 full-time employees and 12 part-time employees.

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

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons and also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1997, the Bank was in compliance with the above restrictions.

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

         The OTS's enforcement authority over all savings associations and their holding companies was substantially enhanced by FIRREA. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. FIRREA significantly increased the amount of and grounds for civil money penalties. FIRREA requires, except under certain circumstances, public disclosure of final enforcement actions by the OTS.

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

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed under "-Prompt Corrective Action" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1998, assessment rates for SAIF-insured institutions range (except as described below) from 0 basis points of insured deposits for well-capitalized institutions with minor supervisory concerns to 27 basis points of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment approximating 6.4 basis points is added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation ("FICO") debt service payments.

         Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF previously achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, on November 8, 1996, the Bank was notified by the FDIC that its application for exemption had been approved. As a result, the Bank was exempt from paying the special one-time assessment (which would have amounted to $1.8 million). Instead, the Bank is continuing to pay future assessments through 1999 at the assessment rate schedule in effect as of June 30, 1995. Therefore, as of December 31, 1997, the Bank's annual assessment for deposit insurance was 26 basis points of insured deposits as opposed to three basis points of insured deposits (the assessment rate otherwise charged to "well capitalized" savings institutions such as the Bank).

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

         Current OTS capital standards require savings associations to satisfy three different capital requirements. Under these standards, savings associations must maintain "tangible" capital equal to at least 1.5% of adjusted total assets, "core" capital equal to at least 3% of adjusted total assets and "total" capital (a combination of core and "supplementary" capital) equal to at least 8.0% of "risk-weighted" assets. For purposes of the regulation, core capital generally consists of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in the equity accounts of fully consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits and "qualifying supervisory goodwill." Tangible capital is given the same definition as core capital but does not include qualifying supervisory goodwill and is reduced by the amount of all the savings association's intangible assets, with only a limited exception for mortgage servicing rights. Both core and tangible capital are further reduced by an amount equal to a savings association's debt and equity investments in subsidiaries engaged in activities not permissible to national banks (other than subsidiaries engaged in activities undertaken as agent for customers or in mortgage banking activities and subsidiary depository institutions or their holding companies). A savings association is allowed to include both core capital and supplementary capital in the calculation of its total capital for purposes of the risk-based capital requirement, provided that the amount of supplementary capital does not exceed the savings association's core capital. Supplementary capital generally consists of hybrid capital instruments; perpetual preferred stock which is not eligible to be included as core capital; subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. Assets are adjusted under the risk-based guidelines to take into account different risk characteristics, with the categories ranging from 0% (requiring no additional capital) for assets such as cash to 100% for repossessed assets or loans more than 90 days past due. Single-family residential first mortgage loans which are not past-due or non-performing and which have been made in accordance with prudent underwriting standards are assigned a 50% level in the risk-weighting system, as are certain privately-issued mortgage-backed securities representing indirect ownership of such loans. Off-balance sheet items also are adjusted to take into account certain risk characteristics.

         An association which is not in capital compliance or which is otherwise deemed to require more than normal supervision is subject to restrictions on its ability to grow pursuant to OTS Regulatory Bulletin 3a-1. In addition, a provision of the HOLA generally provides that, among other restrictions, the Director of OTS must restrict the asset growth of savings institutions not in regulatory capital compliance, subject to a limited exception for growth not exceeding interest credited.

         Any savings association that fails any of the capital requirements is subject to possible enforcement actions by the OTS or the FDIC. Such actions could include a capital directive, a cease and desist order, civil money penalties, the establishment of restrictions on an association's operations, termination of federal deposit insurance and the appointment of a conservator or receiver. The OTS's capital regulation provides that such actions, through enforcement proceedings or otherwise, could require one or more of a variety of corrective actions. For additional information, see "- Prompt Corrective Action."

         In August 1993, the OTS adopted a final rule incorporating an interest-rate risk component into the risk-based capital regulation. Under the rule, an institution with a greater than "normal" level of interest rate risk will be subject to a deduction of its interest rate risk component from total capital for purposes of calculating its risk-based capital requirement. As a result, such an institution will be required to maintain additional capital in order to comply with the risk-based capital requirement. The final rule was effective January 1, 1994. However, the date that institutions are first required to deduct the interest rate risk component has been postponed indefinitely until a final rule is published by the OTS. Pursuant to the rule, the Bank would have not been subject to the interest rate risk component as of December 31, 1997.

         At December 31, 1997, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                                 Minimum
                             Actual            Requirement             Excess
                             ------            -----------             ------
Tangible capital         $15,298  7.86%        $2,921  1.5%           $12,377
Core capital              15,298  7.86         7,790   4.0              7,508
Risk-based capital        16,762 14.33         9,354   8.0              7,408

         For further information regarding the Bank's actual capital ratios and minimum requirements under FDICIA, see Note 21 of the Notes to Consolidated Financial Statements on pages 50 and 51 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference. At December 31, 1997, the Bank exceeded its core capital and risk-based capital requirements under FDICIA.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and does not meet the definition of "critically undercapitalized," and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1997, the Bank was considered a "well capitalized" institution under the prompt correction action provisions of FDIA.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 1997, had a liquidity ratio of 8.72%.

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

         Under applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or
(ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 1997, the Bank was in compliance with the QTL test.

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

         Tier 2 associations (such as the Bank), which are associations that before and after the proposed distribution meet or exceed their minimum capital requirements, may make capital distributions during any calendar year up to 75% of net income over the most recent four-quarter period.

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

         The OTS has proposed to amend its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the proposed regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that remain at least adequately capitalized following a capital distribution, under the proposed regulation, would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1997, the Bank had $1.4 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1997, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

         Safety and Soundness. Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. In addition, the federal banking regulatory agencies adopted asset quality and earnings standards, which became effective October 1, 1996. If an insured depository institution fails to meet any of its prescribed standards as described above, it may be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency and the time within which these steps will be taken. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. At December 31, 1997, the Bank was in compliance with the Guidelines.

Taxation

         Federal Taxation. The Company and its subsidiaries are subject to those rules of federal income taxation generally applicable to corporations under the Code. The Company and its principal subsidiary, the Bank, as members of an affiliated group of corporations within the meaning of Section 1504 of the Code, file a consolidated federal income tax return, which has the effect of eliminating or deferring the tax consequences of intercompany transactions and distributions, including dividends, in the computation of consolidated taxable income.

         In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by certain tax preference items and determined with adjustments to certain regular tax items). The adjustments which are generally applicable include an amount equal to a percentage of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this adjustment and prior to reduction for alternative tax net operating losses) exceeds its alternative minimum taxable income without regard to this adjustment. Alternative minimum tax paid can be credited against regular tax due in later years. See Note 14 of the Notes to Consolidated Financial Statements on pages 44 and 45 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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










                              [intentionally blank]

Item 2.           Properties

         The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 1997.

                                                       Lease           Date           Total         Net Book
                                   Owned/         Expiration Date     Acquired/      Office         Value at
Location                           Leased         Including Options    Leased     Square Ft. (1)   12/31/97 (2)
--------                           ------         -----------------    ------     --------------   ------------

The Company
Executive Office:
The Koger Center                   Leased              01/31/02         10/96         7,328     $  26,121
Building 9, Suite 200
Norfolk, VA  23502

The Bank
Main Office:
400 W. Ehringhaus Street            Owned                  -            11/78         3,805       201,750
Elizabeth City, NC  27906

Branch Offices:
520 South Main Street               Owned                 -             05/86         6,517       685,326
Emporia, VA  23847

1401 Gaskins Road                  Leased             09/07/98          05/95         5,876        11,184
Richmond, VA  23233

1455 N. Main Street               Leased (3)          12/31/99          09/95         1,200             -
Suffolk, VA  23434

Essex First
The Koger Center                   Leased             01/31/02          10/96         5,554             -
Building 9, Suite 200
Norfolk, VA  23502

1401 Gaskins Road                 Leased (4)          09/07/98          05/95         3,078             -
Richmond, VA  23233

2430 Southland Drive, 3rd Floor    Leased             05/31/98          06/93         2,000             -
Chester, VA  23831

400 W. Ehringhaus Street          Leased (4)               -            07/94           750             -
Elizabeth City, NC  27906

Essex Home
2420 Virginia Beach Blvd.          Leased              12/31/01         12/91        11,950         8,780
Virginia Beach, VA  23454


(1)   Total office square feet excludes leased common area.
(2) Consists of the net book value of land and buildings if owned, or leasehold improvements if leased.
(3) The Company has begun construction of a retail bank branch at a new Suffolk, Virginia location. As of December 31, 1997, the land had a carrying value of $215,000 and building construction-in-process had a carrying value of $83,000. The Company has recognized an estimated lease termination penalty of $28,000 during the year ended December 31, 1997. The Company anticipates completion of construction in April 1998.
(4)   Leased or subleased from the Bank.


Item 3.           Legal Proceedings

         The Company and its subsidiaries are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.

         As of December 31, 1997, the Company and the Bank were parties to litigation pending in the Circuit Court of the City of Norfolk, Virginia under the style of Roger E. Early v. Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Home Bancorp, Inc. and Home Savings, F.S.B. (the "Early Litigation"). The plaintiff in this action, Roger E. Early, was the former President and Chief
Executive Officer of Home Bancorp and Home Savings prior to the Home Acquisition. Immediately prior to the Home Acquisition, Home Bancorp and Home Savings terminated Mr. Early's Employment Agreement. Mr. Early claimed that the Company and the Bank became liable for severance payments by operation of law upon consummation of the Home Acquisition.

         On February 13, 1998, all parties to the Early Litigation entered into a Settlement and Agreement and Mutual Release whereby the Company agreed to pay $136,500 to Mr. Early. This amount was recognized as an expense during the year ended December 31, 1997. In addition, the Company agreed to pay its note obligation to Mr. Early totaling $72,102 as of December 31, 1997, plus accrued interest thereon, in its entirety in February 1998.


Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company through the solicitation of proxies, or otherwise, during the fourth quarter of the year ended December 31, 1997.


                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

         The Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "ESX." The information contained on page 56 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Stock Price Information," is incorporated herein by reference. As a company listed on the AMEX, the Company is subject to the AMEX rules regarding continued listing, and does not fully satisfy those continued listing guidelines. Accordingly, there can be no assurance that the listing of the Common Stock on the AMEX will be continued. In this regard, however, the Company believes that its recently improved operating results will favorably impact the AMEX's evaluation.

         As of March 25, 1998, there were 1,058,136 shares of Common Stock outstanding, which were held by approximately 2,100 persons. The number of persons holding shares of Common Stock reflects an estimate of the number of persons or entities holding their stock in nominee or "street" name through various brokerage firms or other entities.

Dividends

         Neither the Company nor its predecessor (the Partnership) has declared any capital distributions since the fourth quarter of 1991. The Company does not anticipate the payment of dividends on the Common Stock in the foreseeable future.

         The Company's ability to pay dividends on the Common Stock will depend primarily on the receipt of dividends from the Bank. While the Company and the Bank are no longer operating under any supervisory agreements, the Bank must seek a letter of nonobjection from the OTS prior to making dividend payments to the Company.

         In connection with the Home Acquisition, the Company issued 2,250,000 shares of nonvoting perpetual preferred stock with an aggregate redemption and liquidation value of $15.0 million in exchange for all of the outstanding stock of Home Bancorp. The preferred stock is redeemable at the option of the Company. The 2,125,000 shares of Series B preferred stock bear a cumulative annual dividend rate of 9.5% (based on redemption value) and the 125,000 shares of Series C preferred stock bear a cumulative annual dividend rate of 8.0% (based on redemption value). The Series C preferred stock is senior to Series B preferred stock with respect to the payment of dividends, and the holders of the Series C preferred stock may, in their discretion, from time to time in whole or in part, elect to convert such shares of Series C preferred stock into a like amount of Series B preferred stock. At December 31, 1997, dividends and accrued interest thereon in arrears on the Series B and Series C preferred stock were $3,289,386 and $160,992, respectively.

         Also in connection with the Home Acquisition, the stockholders of Home Bancorp received warrants to purchase 7,949,000 shares of Common Stock at a price of $0.9375 per share, which was the price of the Common Stock as of June 30, 1995. The warrants are exercisable beginning in September 1998 and expire in September 2005.


Item 6.  Selected Financial Data

         The selected financial data for the five years ended December 31, 1997, which appears on page 3 of the 1997 Annual Report to Stockholders attached hereto as Exhibit 13, is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


         The information contained on pages 4 through 22 of the 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

         The consolidated balance sheets of the Company as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, along with the related notes to consolidated financial statements and the report of Price Waterhouse LLP, independent accountants, are incorporated herein by reference from pages 23 through 55 of the Company's 1997 Annual Report to Stockholders, which is attached hereto as Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on May 28, 1998 under the heading "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.

         Set forth below is information with respect to the executive officers of the Company and its subsidiaries who do not serve as directors of the Company.

             Name                   Age                              Title
             ----                   ---                              -----
   Earl C. McPherson                44            President and Chief Executive Officer of
                                                  Essex First and Executive Vice President
                                                  of Loan Production and Secondary
                                                  Marketing of the Bank

   Roy H. Rechkemmer, Jr.           35            Senior Vice President of Finance and Treasurer
                                                  of the Company and the Bank

   Mary-Jo Rawson                   44            Vice President and Chief Accounting
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

         Roy H. Rechkemmer, Jr. Mr. Rechkemmer presently serves as Senior Vice President of Finance and Treasurer of the Company and the Bank. Mr. Rechkemmer also serves as chairman of the Bank's Asset and Liability Management Committee, manager of the Bank's investment portfolio and administrator of the Bank's branches. Mr. Rechkemmer received a Bachelor of Science Degree in Finance from the University of Wisconsin-La Crosse in 1985. He has been employed by the Bank and subsidiaries since 1987.

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

         Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on May 28, 1998 under the heading "Compliance with Section 16(a) of the Exchange Act," and the information included therein is incorporated herein by reference.


Item 11. Executive Compensation

         Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on May 28, 1998 under the headings "Directors Fees" and "Executive Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on May 28, 1998 under the headings "Securities Ownership of Certain Beneficial Owners" and "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on May 28, 1998 under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.

                                     PART IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)       1.     Financial Statements:
                                                                                             Page in
                                                                                             Annual
                                                                                             Report*
                                                                                             -------
                 The  following  documents  are  filed as part of this report:

                 Report of Independent Accountants  .................................           23

                 Consolidated Balance Sheets at December 31, 1997
                    and 1996.........................................................           24

                 Consolidated Statements of Operations for the three
                    years ended December 31, 1997....................................           26

                 Consolidated Statements of Shareholders' Equity for
                    the three years ended December 31, 1997..........................           28

                 Consolidated Statements of Cash Flows for the three
                    years ended December 31, 1997....................................           29

                 Notes to Consolidated Financial Statements..........................           32

                *Incorporated  by reference from the indicated pages of the 1997
                 Annual Report to Stockholders.

                 The financial statements, together with the report thereon of Price Waterhouse LLP dated February 18, 1998, appearing on pages 23 through 55 of the accompanying 1997 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 6, 7 and 8, the 1997 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

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

               10.1           Essex Savings Bank, F.S.B.  Supplemental Executive
                              Retirement Plan dated August 26, 1993. Filed as an exhibit to this report.

               10.2           First Amendment to the Essex Savings Bank,  F.S.B.
                              Supplemental  Executive Retirement Plan dated June
                              5, 1997. Filed as an exhibit to this report.

               10.3           Second Amendment to the Essex Savings Bank, F.S.B.
                              Supplemental   Executive   Retirement  Plan  dated
                              November  1,  1997.  Filed as an  exhibit  to this
                              report.

               10.4*          Fannie Mae/Freddie  Mac/Private  Investor Mortgage
                              Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home
                              Mortgage  Corporation dated June 8, 1993. Filed as
                              Exhibit 10.19 to Essex Financial Partners,  L.P.'s
                              Annual  Report on the Second  Amended and Restated
                              Form 10-K for the year ended December 31, 1992.

               10.5*          Essex Bancorp, Inc.  Non-Employee  Directors Stock
                              Option  Plan.   Filed  as  Exhibit  10.18  to  the
                              Registrant's Form 10-K for the year ended December
                              31, 1994.

               10.6*          First   Amendment  to  the  Essex  Bancorp,   Inc.
                              Non-Employee  Directors  Stock  Option  Plan dated
                              July  29,  1995.  Filed  as  Exhibit  10.6  to the
                              Registrant's  Annual  Report  on Form 10-K for the
                              year ended December 31, 1995.

               10.7*          Essex Bancorp,  Inc.  Stock Option Plan.  Filed as
                              Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994.

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




               10.9*          Second Amendment to the Essex Bancorp,  Inc. Stock
                              Option Plan dated May 23,  1996.  Filed as Exhibit
                              10.6 to the  Registrant's  Annual  Report  on Form
                              10-K for the year ended December 31, 1996.

               10.10*         Essex Bancorp,  Inc. Employee Stock Purchase Plan.
                              Filed as Exhibit  10.20 to the  Registrant's  Form
                              10-K for the year ended December 31, 1994.

               10.11*         First   Amendment  to  the  Essex  Bancorp,   Inc.
                              Employee  Stock Purchase Plan dated June 29, 1995.
                              Filed as Exhibit 10.10 to the Registrant's  Annual
                              Report  on Form 10-K for the year  ended  December
                              31, 1995.

               10.12          Restated  Employment  Agreement  dated  January 1,
                              1998  by and  among  Essex  Bancorp,  Inc.,  Essex
                              Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as an exhibit to this report.

               10.13          Restated   Executive   Services   Agreement  dated
                              January 1, 1998 by and among Essex  Savings  Bank,
                              F.S.B.,  Essex First Mortgage Corporation and Earl
                              C. McPherson. Filed as an exhibit to this report.

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

               13             The 1997 Annual  Report is attached as Exhibit 13.
                              Portions   of   the   1997   Annual   Report   are
                              incorporated by reference into this Form 10-K.

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



(b)               Reports on Form 8-K Filed in the Fourth Quarter of 1997

                  Not applicable.

(c)               Exhibits

                  See Exhibit Index contained herein.

(d)               Financial   Statements   Excluded   from   Annual   Report  to
                  Shareholders Pursuant to Rule 14a3(b)

                  Not applicable.









                              [intentionally blank]

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Essex Bancorp, Inc.


                                      By:   /s/ Gene D. Ross
                                         --------------------------
                                            Gene D. Ross
                                            Chairman, President,
                                            and Chief Executive
                                            Officer

                                                March 31, 1998
                                                --------------
                                                    (Date)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Gene D. Ross                                              March 31, 1998
--------------------                                              --------------
       Gene D. Ross                                                    (Date)
       Chairman, President, Chief
       Executive Officer and
       Principal Financial Officer


By: /s/ Mary-Jo Rawson                                            March 31, 1998
----------------------                                            --------------
       Mary-Jo Rawson                                                  (Date)
       Chief Accounting Officer


By: /s/ Roscoe D. Lacy, Jr.                                       March 31, 1998
---------------------------                                       --------------
       Roscoe D. Lacy, Jr.                                             (Date)
       Director


By: /s/ Harry F. Radcliffe                                        March 31, 1998
--------------------------                                        --------------
       Harry F. Radcliffe                                              (Date)
       Director

                                  Exhibit Index

             Exhibit No.             Description
             -----------             -----------

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

               4.4*           Form of Common Stock Purchase Warrant Certificate

               4.5*           Specimen   Common  Stock   Certificate   of  Essex
                              Bancorp, Inc.

               4.6*           Specimen Series B 9.5% Cumulative  Preferred Stock
                              Certificate of Essex Bancorp, Inc.

               4.7*           Specimen  Series C 8% Cumulative  Preferred  Stock
                              Certificate of Essex Bancorp, Inc.

               10.1           Essex Savings Bank, F.S.B  Supplemental  Executive
                              Retirement Plan.

               10.2           First   Amendment  to  the  Savings  Bank,   F.S.B
                              Supplemental Executive Retirement Plan.

               10.3           Second   Amendment  to  the  Savings  Bank,  F.S.B
                              Supplemental Executive Retirement Plan.

               10.4*          Fannie Mae/Freddie  Mac/Private  Investor Mortgage
                              Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home
                              Mortgage Corporation dated June 8, 1993.

* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.





               10.5*          Essex Bancorp, Inc.  Non-Employee  Directors Stock
                              Option Plan.

               10.6*          First   Amendment  to  the  Essex  Bancorp,   Inc.
                              Non-Employee  Directors  Stock  Option  Plan dated
                              July 29, 1995.

               10.7*          Essex Bancorp, Inc. Stock Option Plan.

               10.8*          First  Amendment to the Essex Bancorp,  Inc. Stock
                              Option Plan dated June 29, 1995.

               10.9*          Second Amendment to the Essex Bancorp,  Inc. Stock
                              Option Plan dated May 23, 1996.

               10.10*         Essex Bancorp, Inc. Employee Stock Purchase Plan.

               10.11*         First   Amendment  to  the  Essex  Bancorp,   Inc.
                              Employee Stock Purchase Plan dated June 29, 1995.

               10.12          Restated  Employment  Agreement  dated  January 1,
                              1998  by  an  among  Essex  Bancorp,  Inc.,  Essex
                              Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross.

               10.13          Restated   Executive   Services   Agreement  dated
                              January 1, 1998 by and among Essex  Savings  Bank,
                              F.S.B.,  Essex First Mortgage Corporation and Earl
                              C. McPherson.

               10.14* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and Centura
                              Bank dated as of April 11, 1996.

               10.15* Branch Purchase and Deposit Assumption Agreement between Essex Savings Bank, F.S.B. and CENIT Bank,
                              FSB dated as of July 2, 1996.

               13             The 1997 Annual  Report is attached as Exhibit 13.
                              Portions   of   the   1997   Annual   Report   are
                              incorporated by reference into this Form 10-K.

               21*            Subsidiaries of the Registrant, as updated.

               27             Financial Data Schedule

* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.