Form 10-Q
period 1998-03-31
ESSEX BANCORP INC /NEW
filed 1998-05-12
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1998
                              -----------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to________________

Commission file number                   1-10506
                      ---------------------------------------------

                               Essex Bancorp, Inc.
             (Exact name of registrant as specified in its charter)



                Delaware                                    54-1721085
                --------                                    ----------
         (State of organization)                         (I.R.S. Employer
                                                        Identification No.)


            The Koger Center
          Building 9, Suite 200
            Norfolk, Virginia                                  23502
            -----------------                                  -----
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


                                                Essex Bancorp, Inc.
                                       Quarterly Report on Form 10-Q for the
                                           Quarter Ended March 31, 1998

                                                 Table of Contents
                                                                                                   Page
                                                                                                   ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements                                                    3

                             Consolidated Balance Sheets (unaudited)
                             as of March 31, 1998 and December 31, 1997                              3

                             Consolidated Statements of Operations (unaudited)
                             for the three months ended March 31, 1998
                             and 1997                                                                5

                             Consolidated Statement of Shareholders' Equity
                             (unaudited) for the three months ended
                             March 31, 1998                                                          7

                             Consolidated Statements of Cash
                             Flows (unaudited) for the three months
                             ended March 31, 1998 and 1997                                           8

                             Notes to Consolidated Financial
                             Statements (unaudited)                                                 10

                  Item 2.Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             11

                  Item 3.Quantitative and Qualitative Disclosures About
                             Market Risk                                                            16

  Part II         OTHER INFORMATION

                  Item 1.Legal Proceedings                                                          17

                  Item 2.Changes in Securities                                                      17

                  Item 3.Defaults Upon Senior Securities                                            17

                  Item 4.Submission of Matters to a Vote
                             of Security Holders                                                    17

                  Item 5.Other Information                                                          17

                  Item 6.Exhibits and Reports on Form 8-K                                           17


                                           Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                 March 31,         December 31,
                                                                                   1998                1997
                                                                                   ----                ----
ASSETS
    Cash...............................................................        $   1,805,452    $    2,023,197
    Interest-bearing deposits..........................................            2,733,658         6,261,686
    Federal funds sold and securities purchased under
      agreements to resell.............................................            1,677,476         2,748,000
                                                                               -------------    --------------
         Cash and cash equivalents.....................................            6,216,586        11,032,883
    Federal Home Loan Bank stock.......................................            1,431,000         1,431,000
    Securities available for sale - cost approximates market...........               17,689            17,451
    Securities held for investment - market value of
      $2,232,000 in 1998 and $2,217,000 in 1997........................            2,299,325         2,299,120
    Mortgage-backed securities held for investment - market
      value of $1,930,000 in 1998 and $1,886,000 in 1997...............            1,904,868         1,904,989
    Loans, net of allowance for loan losses of $2,322,000
      in 1998 and $2,382,000 in 1997...................................          167,866,101       167,440,733
    Loans held for sale................................................            3,959,513         2,165,074
    Mortgage servicing rights..........................................            1,063,114         1,169,766
    Foreclosed properties, net.........................................            1,489,157         1,511,629
    Accrued interest receivable........................................            1,158,644         1,196,980
    Excess of cost over net assets acquired............................              144,238           159,754
    Advances for taxes, insurance, and other...........................              690,284           633,053
    Premises and equipment.............................................            2,212,605         1,926,729
    Other assets.......................................................            2,594,360         2,198,598
                                                                               -------------    --------------
             Total Assets..............................................        $ 193,047,484    $  195,087,759
                                                                               =============    ==============


                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                                 March 31,         December 31,
                                                                                   1998                1997
                                                                                   ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing...........................................        $   5,472,980     $   5,055,545
         Interest-bearing..............................................          149,899,366       148,871,154
                                                                               -------------     -------------
             Total deposits............................................          155,372,346       153,926,699
    Federal Home Loan Bank advances....................................           20,260,833        23,546,667
    Notes payable......................................................                    -            72,102
    Capitalized lease obligations......................................              317,074           331,970
    Other liabilities..................................................            2,181,298         2,393,814
                                                                               -------------     -------------
             Total Liabilities.........................................          178,131,551       180,271,252

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000........................           14,173,750        14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000..........................              833,750           833,750
    Common stock, $.01 par value:
      Authorized shares - 10,000,000
      Issued and outstanding shares - 1,058,510 in 1998
         and 1,058,136 in 1997.........................................               10,585            10,581
    Capital in excess of par...........................................            8,683,285         8,681,739
    Accumulated deficit................................................           (8,785,437)       (8,883,313)
                                                                               -------------     -------------
             Total Shareholders' Equity................................           14,915,933        14,816,507
                                                                               -------------     -------------
             Total Liabilities and Shareholders' Equity................        $ 193,047,484     $ 195,087,759
                                                                               =============     =============

                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1998               1997
                                                                                    ----               ----
INTEREST INCOME
    Loans, including fees................................................         $3,487,565        $3,149,138
    Federal funds sold and securities purchased
      under agreements to resell.........................................             40,254            36,347
    Investment securities, including dividend income.....................             54,133           118,137
    Mortgage-backed securities...........................................             31,488            30,364
    Other................................................................             74,411            37,250
                                                                                 -----------       -----------
             Total Interest Income.......................................          3,687,851         3,371,236
                                                                                 -----------       -----------

INTEREST EXPENSE
    Deposits ............................................................          1,999,932         1,758,250
    Federal Home Loan Bank advances......................................            287,640           379,417
    Notes payable........................................................                792             2,277
    Other................................................................             14,905            19,472
                                                                                 -----------       -----------
             Total Interest Expense......................................          2,303,269         2,159,416
                                                                                 -----------       -----------

             Net Interest Income.........................................          1,384,582         1,211,820
PROVISION FOR LOAN LOSSES................................................                  -           (22,453)
                                                                                 -----------       -----------

             Net Interest Income After
             Provision for Loan Losses...................................          1,384,582         1,234,273

NONINTEREST INCOME
    Loan servicing fees..................................................            275,658           401,898
    Mortgage banking income, including
      gain on sale of loans..............................................            158,887            88,219
    Other service charges and fees.......................................             87,683           110,962
    Other................................................................             30,083             1,549
                                                                                 -----------       -----------
             Total Noninterest Income....................................            552,311           602,628
                                                                                 -----------       -----------

                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                     1998               1997
                                                                                     ----               ----
NONINTEREST EXPENSE
    Salaries and employee benefits.......................................            801,718           771,629
    Net occupancy and equipment..........................................            229,291           292,195
    Deposit insurance premiums...........................................            121,095           112,345
    Amortization of intangible assets....................................            122,167           125,426
    Service bureau.......................................................            106,126           126,751
    Professional fees....................................................             75,485            69,661
    Foreclosed properties, net...........................................             46,371            (4,898)
    Other................................................................            336,764           326,057
                                                                                 -----------       -----------

             Total Noninterest Expense...................................          1,839,017         1,819,166
                                                                                 -----------       -----------

             Income Before Income Taxes..................................             97,876            17,735
PROVISION FOR INCOME TAXES...............................................                  -                 -
                                                                                 -----------       -----------

             Net Income..................................................       $     97,876       $    17,735
                                                                                ============       ===========

    Loss available to common shareholders (Note 2).......................       $   (335,085)      $  (377,555)
                                                                                ============       ===========

    Basic and diluted loss per common share (Note 2).....................       $       (.32)      $      (.36)
                                                                                ============       ===========

                               See notes to consolidated financial statements.



                                               ESSEX BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                             For the three months ended March 31, 1998


                                                         Series B        Series C
                                           Common        Preferred       Preferred    Capital in
                                         Stock, $.01   Stock, $6.67    Stock, $6.67     Excess        Accumulated
                                          Par Value    Stated Value    Stated Value     of Par          Deficit          Total
                                          ---------    ------------    ------------     ------          -------          -----

Balance at January 1, 1998.........         $10,581      $14,173,750      $833,750      $8,681,739     $(8,883,313)   $14,816,507

Common stock issued under
   Employee Stock Purchase
   Plan............................               4                -             -           1,546               -          1,550

Net income.........................               -                -             -               -          97,876         97,876
                                         ----------      -----------      --------      ----------     -----------    -----------

Balance, March 31, 1998............      $   10,585      $14,173,750      $833,750      $8,683,285     $(8,785,437)   $14,915,933
                                         ==========      ===========      ========      ==========     ===========    ===========

                               See notes to consolidated financial statements.



                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    1998               1997
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income...........................................................       $     97,876      $     17,735
    Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............             35,665            14,148
           Depreciation and amortization of premises
               and equipment.............................................            100,459           108,786
           Amortization (accretion) of:
               Premiums and discounts on:
                 Loans...................................................             34,048            43,024
                 Mortgage-backed securities held to maturity.............                121                57
                 Securities held to maturity.............................               (200)            3,074
               Mortgage servicing rights.................................            106,652           109,910
               Excess of costs over equity in net assets
                 acquired................................................             15,516            15,516
        Mortgage banking activities:
           Net (increase) decrease in loans originated
               for resale................................................         (1,652,222)          180,452
           Realized gains from sale of loans.............................          (142,217)           (79,955)
        Realized (gains) and losses from sales of:
           Premises and equipment........................................              (225)            33,975
           Foreclosed properties.........................................             1,155            (57,221)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................             38,336           (20,435)
           Other assets..................................................           (458,993)         (544,812)
           Other liabilities.............................................           (212,516)          (27,438)
                                                                                ------------      ------------

    Net cash used in operating activities................................         (2,036,545)         (203,184)



                                See notes to consolidated financial statements.



                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                  Three Months Ended March 31,
                                                                                  ----------------------------
                                                                                    1998               1997
                                                                                    ----               ----
INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank certificates of
        deposit..........................................................         (4,000,000)                -
    Redemption of Federal Home Loan Bank certificates of
        deposit..........................................................          4,000,000                 -
    Proceeds from redemption of Federal Home Loan
        Bank stock.......................................................                  -         1,204,800
    Purchase of securities held for investment...........................                 (5)         (298,406)
    Proceeds from maturities of securities held for investment...........                  -         1,000,000
    Purchase of securities available for sale............................               (238)       (2,507,588)
    Proceeds from sales of securities available for sale.................                  -         2,500,000
    Purchases of loans...................................................         (5,404,807)       (4,974,952)
    Net (increase) decrease in net loans.................................          4,658,016        (2,703,082)
    Proceeds from sales of foreclosed properties.........................            299,597           451,312
    Increase in foreclosed properties....................................            (20,570)          (57,383)
    Increase in mortgage servicing rights................................                  -          (236,155)
    Purchase of premises and equipment...................................           (386,335)          (21,313)
    Proceeds from sales of premises and equipment........................                225             3,790
                                                                               -------------      ------------

    Net cash used in investing activities................................           (854,117)       (5,638,977)

FINANCING ACTIVITIES
    Net increase in NOW and savings deposits.............................          1,674,835         3,021,138
    Net increase (decrease) in certificates of deposit...................           (229,188)        2,948,049
    Proceeds from Federal Home Loan Bank advances........................          5,000,000         7,000,000
    Repayment of Federal Home Loan Bank advances.........................         (8,285,834)       (7,285,833)
    Repayment of note payable............................................            (72,102)                -
    Payments on capital lease obligations................................            (14,896)          (12,430)
    Common stock issued under Employee Stock
       Purchase Plan.....................................................              1,550             1,875
                                                                               -------------      ------------

    Net cash provided by (used in) financing activities..................         (1,925,635)        5,672,799
                                                                               -------------      ------------

    Decrease in cash and cash equivalents................................         (4,816,297)         (169,362)
    Cash and cash equivalents at beginning of period.....................         11,032,883         6,195,251
                                                                               -------------      ------------

    Cash and cash equivalents at end of period...........................       $  6,216,586      $  6,025,889
                                                                                ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to foreclosed properties.........................       $    287,375      $    619,823


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest.........................................................       $  2,348,288      $  2,148,231

                               See notes to consolidated financial statements.

                                                       9

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 1998


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained in this report, and the notes to EBI's financial statements for the year ended December 31, 1997 included in the EBI 1997 Annual Report.

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

NOTE 2 - EARNINGS PER SHARE

         EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations for the three months ended March 31 are as follows:

                                                      1998              1997
                                                      ----              ----
     Net income                                     $   97,876       $   17,735
     Preferred stock dividends                        (432,961)        (395,290)
                                                    ----------       ----------
     Net loss available to common shareholders      $ (335,085)      $ (377,555)
                                                    ==========       ==========

     Weighted average common shares outstanding      1,058,144        1,053,394
                                                    ==========       ==========

EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets of EBI at March 31, 1998 were $193.0 million as compared to $195.1 million at December 31, 1997, a decrease of approximately $2.0 million or 1.0%. The decline in total assets resulted from the utilization of funds provided by loan prepayments and an increase in deposits to fund the origination and acquisition of mortgage loans and to reduce the level of higher-costing Federal Home Loan Bank advances.

         Deposits, the primary source of EBI's funds, totaled $155.4 million at March 31, 1998 as compared to $153.9 million at December 31, 1997, an increase of $1.4 million or .9%. The increase in noninterest-bearing deposits reflected the continuing transfer of escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") from nonaffiliated financial institutions. The increase in interest-bearing deposits occurred primarily at EBI's branches in Emporia and Suffolk, Virginia, where Essex Savings Bank, F.S.B. (the "Bank") has a significant market presence.


Results of Operations

First Quarter of 1998 Compared to First Quarter of 1997

         EBI's net income for the three months ended March 31, 1998 totaled $98,000, compared to net income of $18,000 for the three months ended March 31, 1997. The improvement in 1998 resulted from (i) an increase in net interest income, which reflected an increase in the net interest margin from 2.91% for the first quarter of 1997 to 3.00% for the first quarter of 1998 and (ii) an increase in mortgage banking income resulting from increased production of residential loans held for sale in the secondary market. These increases were partially offset by the anticipated decline in mortgage loan servicing fees resulting from the nonrenewal of a significant subservicing contract effective May 1997.





                              [intentionally blank]


         Net Interest  Income.  The table below  presents  average  balances for interest-earning  assets and  interest-bearing  liabilities,  as well as related weighted  average  yields earned and rates paid for the three months ended March
31:
                                                        1998                                1997
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                  (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $170,411      $3,488     8.19%       $150,756      $3,149    8.36%
      Investment securities..........       3,748          54     5.78           8,575         118    5.51
      Mortgage-backed
          securities.................       1,905          32     6.61           1,905          30    6.37
      Federal funds sold and
          securities purchased under
        agreements to resell.........       2,949          40     5.46           2,789          37    5.21
      Other..........................       5,497          74     5.41           2,861          37    5.21
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $184,510       3,688     7.99        $166,886       3,371    8.08
                                         ========      ------                 ========      ------

   Interest-bearing liabilities:
      Deposits.......................    $148,908       2,000     5.45        $131,761       1,758    5.41
      FHLB advances..................      20,514         287     5.69          25,653         379    6.00
      Notes payable..................          34           1     9.32              96           2    9.61
      Other..........................         326          15    18.54             380          20   18.52
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $169,782       2,303     5.50        $157,890       2,159    5.54
                                         ========      ------                 ========      ------

   Net interest earnings.............                  $1,385                               $1,212
                                                       ======                               ======

   Net interest spread (1)...........                            2.49%                               2.54%
                                                                 ====                                ====

   Net interest margin (1)...........                            3.00%                               2.91%
                                                                 ====                                ====

(1) Nonaccrual loans are included in the average balance of loans. Yield calculation includes the accretion of net deferred loan fees.


         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                 Increase (Decrease) From First Quarter of 1997
                         to First Quarter of 1998 Due to
                                                              Volume (1)          Rate (1)             Net
                                                              ------              ----               -----
                                                                              (in thousands)
         Interest income on:
            Loans (2)................................             $403             $(64)              $339
            Investment securities....................              (69)               5                (64)
            Mortgage-backed securities...............                -                2                  2
            Federal funds sold and
               securities purchased under
               agreements to resell..................                2                1                  3
            Other interest-earning assets............               36                1                 37
                                                                  ----             ----               ----
               Total interest income (2).............              372              (55)               317

         Interest expense on:
            Deposits.................................              230               12                242
            FHLB advances............................              (73)             (19)               (92)
            Notes payable............................               (1)               -                 (1)
            Other interest-bearing liabilities.......               (5)               -                 (5)
                                                                  ----             ----               ----
               Total interest expense................              151               (7)               144
                                                                  ----             ----               ----

               Net interest income...................             $221             $(48)              $173
                                                                  ====             ====               ====

     (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

     (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $1.2 million for the first quarter of 1997 to $1.4 million for the first quarter of 1998, which reflected the favorable impact of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from the impact of the lower interest rate environment in 1998 on the volume of refinancings to lower fixed rate loans. Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. While EBI continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers' demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. Further, in order to provide higher-yielding asset growth, the Bank has committed to purchasing in May 1998 a portfolio of second mortgage and unsecured loans aggregating approximately $3.2 million.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):

                                                              1998         1997
                                                              ----         ----
         Balance at beginning of period...................   $2,382      $2,556
         Provision for loan losses........................        -         (22)
                                                             ------      ------
                                                              2,382       2,534
         Loans charged-off, net of recoveries.............      (60)       (172)
                                                             ------      ------
         Balance at end of period.........................   $2,322      $2,362
                                                             ======      ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At March 31, 1998, the unallocated portion of the general loan loss allowance approximated $238,000. Management considered the loan loss allowance adequate to absorb losses and did not provide for additional losses during the first quarter of 1998.

         Noninterest Income. The significant components of noninterest income for the three months ended March 31 are presented below:

                                                                                                  Increase
                                                          1998                 1997              (Decrease)
                                                          ----                 ----              ----------
         Loan servicing fees.....................       $275,658             $401,898            $(126,240)
         Mortgage banking income.................        158,887               88,219               70,668
         Other service charges and fees..........         87,683              110,962              (23,279)
         Other...................................         29,536                1,549               27,987
                                                        --------             --------            ---------
                                                        $551,764             $602,628            $ (50,864)
                                                        ========             ========            =========

         Noninterest income declined from $603,000 for the first quarter of 1997 to $552,000 for the first quarter of 1998. This decline was primarily attributable to lower loan servicing fees and other service charges and fees resulting from the nonrenewal of a significant subservicing contract effective
May 1997. However, during the first quarter of 1998, Essex Home was successful in negotiating subservicing contracts with three new clients. These contracts provide for servicing a substantial number of loans, which will generate servicing and ancillary fee income in future periods to significantly mitigate the impact of the lost servicing volume in 1997.

         Mortgage banking income increased from $88,000 for the first quarter of 1997 to $159,000 for the first quarter of 1998, which was an increase of 80.1%.
This increase resulted from the impact of the lower interest rate environment in 1998 on Essex First Mortgage Corporation's production of residential loans held for sale in the secondary market.

         Noninterest Expense. The significant  components of noninterest expense for the three months ended March 31 are presented below:
                                                                                                  Increase
                                                         1998                 1997               (Decrease)
                                                         ----                 ----               ----------
       Salaries and employee benefits..........      $   801,718          $   771,629             $ 30,089
       Net occupancy and equipment.............          229,291              292,195              (62,904)
       Deposit insurance premiums..............          121,095              112,345                8,750
       Amortization of intangible assets.......          122,167              125,426               (3,259)
       Service bureau..........................          106,126              126,751              (20,625)
       Professional fees.......................           75,485               69,661                5,824
       Foreclosed properties, net..............           46,371               (4,898)              51,269
       Other...................................          336,764              326,057               10,707
                                                      ----------           ----------             --------
                                                      $1,839,017           $1,819,166             $ 19,851
                                                      ==========           ==========             ========

         Noninterest expense increased slightly from the first quarter of 1997 to the first quarter of 1998. The increase was primarily attributable to increases in (i) salaries and employee benefits resulting from an adjustment to stock option compensation in the first quarter of 1997 reflecting the decline in EBI's common stock price, (ii) foreclosed properties expense resulting from gains recognized during the first quarter of 1997 on the sales of foreclosed properties and (iii) other noninterest expense, the primary components of which are detailed below. These increases were partially offset by decreases in (i) occupancy and equipment expense resulting from the first quarter 1998 reversal of a significant portion of a lease termination penalty recognized in December

1997 in connection with the relocation of the Bank's Suffolk, Virginia branch and a decline in equipment rent and (ii) service bureau expense resulting from Essex Home's lower servicing volume during the first quarter of 1998.

         The significant components of other noninterest expense for the three months ended March 31 are presented below:

                                                                                                Increase
                                                          1998                 1997            (Decrease)
                                                          ----                 ----            ----------
       Loan expense............................        $  36,056            $  58,504           $(22,448)
       Telephone...............................           44,426               40,864              3,562
       Postage and courier.....................           41,691               48,245             (6,554)
       Stationery and supplies.................           24,921               27,647             (2,726)
       Advertising and marketing...............           43,199               43,443               (244)
       Corporate insurance.....................           23,968               31,246             (7,278)
       Travel..................................           12,713               11,196              1,517
       Licensing fees..........................           11,706               12,825             (1,119)
       Franchise and other taxes...............           19,749               42,207            (22,458)
       Other...................................           78,335                9,880             68,455
                                                        --------            ---------             ------
                                                       $ 336,764            $ 326,057            $10,707
                                                       =========            =========           ========

         Income Taxes. There was no income tax provision recognized for financial reporting purposes during the three months ended March 31, 1998 or 1997, because EBI had significant net operating loss carryforwards, which approximated $19.9 million at December 31, 1997. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.


Liquidity

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at March 31, 1998, had a liquidity ratio of 9.85%. A portion of the excess liquidity will be used to fund the purchase of a loan portfolio in May 1998.


Regulatory Matters

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At March 31, 1998, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of March 31, 1998, the Bank was "well capitalized" for PCA purposes.

         The  Bank's  capital  amounts  and  ratios  as of  March  31,  1998 are presented below (in thousands):
                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                          Actual                Adequacy Purposes            PCA Provisions
                                     ------------------         -----------------         --------------------
                                     Amount       Ratio        Amount         Ratio       Amount         Ratio
                                     ------       -----        ------         -----       ------         -----
   Total capital (to
     risk-weighted assets)           $16,875      14.44%         $9,349        8.0%       $11,686       =>10.0%
   Tier I capital (to
     risk-weighted assets)            15,414      13.19%          4,675        4.0%         7,012        =>6.0%
   Tier I capital (to
     total assets)                    15,414       8.00%          7,707        4.0%         9,634        =>5.0%
   Tangible capital (to
     total assets)                    15,414       8.00%          2,890        1.5%             -          -

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of the preceding year end in the EBI 1997 Annual Report.







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

                 10.1           Essex Bancorp, Inc. Management Recognition Plan

                   27           Financial Data Schedule

         (b)   Reports on Form 8-K -- None

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Essex Bancorp, Inc.





         May 8, 1998                          By:      /s/ Gene D. Ross
         -----------                                   -------------------------
              (Date)                                   Gene D. Ross
                                                       Chairman, President,
                                                       and Chief Executive
                                                       Officer





         May 8, 1998                          By:      /s/ Mary-Jo Rawson
         -----------                                   -------------------------
              (Date)                                   Mary-Jo Rawson
                                                       Chief Accounting Officer