Form 10-Q
period 1998-06-30
ESSEX BANCORP INC /NEW
filed 1998-08-12
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  June 30, 1998
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ------------------------

Commission file number                           1-10506
                      ---------------------------------------------------------

                               Essex Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)



                Delaware                                 54-1721085
         -----------------------                     ------------------
         (State of organization)                      (I.R.S. Employer
                                                     Identification No.)


            The Koger Center
          Building 9, Suite 200
            Norfolk, Virginia                              23502
            -----------------                            ----------
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

         Shares outstanding as of August 7, 1998: 1,059,203 shares of Common Stock, par value $.01 per share.


                                                Essex Bancorp, Inc.
                                       Quarterly Report on Form 10-Q for the
                                            Quarter Ended June 30, 1998

                                                 Table of Contents
                                                 -----------------

                                                                                                  Page
                                                                                                  ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements                                                    3

                             Consolidated Balance Sheets (unaudited)
                             as of June 30, 1998 and December 31, 1997                               3

                             Consolidated Statements of Operations (unaudited)
                             for the three months and six months ended
                             June 30, 1998 and 1997                                                  5

                             Consolidated Statement of Shareholders' Equity
                             (unaudited) for the six months ended
                             June 30, 1998                                                           7

                             Consolidated Statements of Cash
                             Flows (unaudited) for the six months
                             ended June 30, 1998 and 1997                                            8

                             Notes to Consolidated Financial
                             Statements (unaudited)                                                 10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12

                  Item 3.    Quantitative and Qualitative Disclosures
                             About Market Risk                                                      19

  Part II         OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      20

                  Item 2.    Changes in Securities                                                  20

                  Item 3.    Defaults Upon Senior Securities                                        20

                  Item 4.    Submission of Matters to a Vote
                             of Security Holders                                                    20

                  Item 5.    Other Information                                                      20

                  Item 6.    Exhibits and Reports on Form 8-K                                       20





                                           Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                                   ----                ----
ASSETS
    Cash...............................................................         $  7,401,239      $  2,023,197
    Interest-bearing deposits..........................................            5,187,211         6,261,686
    Federal funds sold and securities purchased under
      agreements to resell.............................................            1,179,815         2,748,000
                                                                                ------------      ------------
         Cash and cash equivalents.....................................           13,768,265        11,032,883
    Federal Home Loan Bank stock.......................................            1,548,800         1,431,000
    Securities available for sale - cost approximates market...........               17,930            17,451
    Securities held for investment - market value of
      $2,241,000 in 1998 and $2,217,000 in 1997........................            2,299,534         2,299,120
    Mortgage-backed securities held for investment - market
      value of $1,917,000 in 1998 and $1,886,000 in 1997...............            1,904,746         1,904,989
    Loans, net of allowance for loan losses of $2,064,000
      in 1998 and $2,382,000 in 1997...................................          180,468,283       167,440,733
    Loans held for sale................................................            3,959,130         2,165,074
    Mortgage servicing rights..........................................              933,346         1,169,766
    Foreclosed properties, net.........................................            1,192,230         1,511,629
    Accrued interest receivable........................................            1,269,411         1,196,980
    Excess of cost over net assets acquired............................              128,723           159,754
    Advances for taxes, insurance, and other...........................            1,078,059           633,053
    Premises and equipment.............................................            2,495,570         1,926,729
    Other assets.......................................................            3,326,547         2,198,598
                                                                                ------------      ------------
             Total Assets..............................................         $214,390,574      $195,087,759
                                                                                ============      ============

                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                 June 30,          December 31,
                                                                                   1998                1997
                                                                                   ----                ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing...........................................        $  12,765,531    $    5,055,545
         Interest-bearing..............................................          153,053,854       148,871,154
                                                                                ------------      ------------
             Total deposits............................................          165,819,385       153,926,699
    Federal Home Loan Bank advances....................................           30,975,000        23,546,667
    Notes payable......................................................                    -            72,102
    Capitalized lease obligations......................................              301,489           331,970
    Other liabilities..................................................            2,239,356         2,393,814
                                                                                ------------      ------------
             Total Liabilities.........................................          199,335,230       180,271,252

SHAREHOLDERS' EQUITY
    Preferred stock, authorized - 10,000,000 shares:
      Series B preferred stock, $6.67 stated value:
         Issued and outstanding shares - 2,125,000.....................           14,173,750        14,173,750
      Series C preferred stock, $6.67 stated value:
         Issued and outstanding shares - 125,000.......................              833,750           833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,059,203 in 1998
         and 1,058,136 in 1997.........................................               10,592            10,581
    Capital in excess of par...........................................            8,685,111         8,681,739
    Accumulated deficit................................................           (8,647,859)       (8,883,313)
                                                                                ------------      ------------
             Total Shareholders' Equity................................           15,055,344        14,816,507
                                                                                ------------      ------------
             Total Liabilities and Shareholders' Equity................         $214,390,574      $195,087,759
                                                                                ============      ============

                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Three Months                   Six Months
                                                                 Ended June 30,                Ended June 30,
                                                                 --------------                --------------
                                                              1998            1997           1998           1997
                                                              ----            ----           ----           ----
INTEREST INCOME
    Loans, including fees..............................     $3,620,691    $3,403,649      $7,108,256     $6,552,787
    Federal funds sold and securities purchased
      under agreements to resell.......................         27,457        37,286          67,711         73,633
    Investment securities, including
      dividend income..................................         54,753        89,108         108,886        207,245
    Mortgage-backed securities.........................         31,487        31,155          62,975         61,519
    Other..............................................         59,923        92,363         134,334        129,613
                                                            ----------    ----------      ----------     ----------
             Total Interest Income.....................      3,794,311     3,653,561       7,482,162      7,024,797

INTEREST EXPENSE
    Deposits ..........................................      2,052,737     1,885,754       4,052,669      3,644,004
    Federal Home Loan Bank advances....................        302,043       381,008         589,683        760,425
    Notes payable......................................              -         2,303             792          4,580
    Other..............................................         14,214        17,081          29,119         36,553
                                                            ----------    ----------      ----------     ----------
             Total Interest Expense....................      2,368,994     2,286,146       4,672,263      4,445,562
                                                            ----------    ----------      ----------     ----------

             Net Interest Income.......................      1,425,317     1,367,415       2,809,899      2,579,235
PROVISION FOR LOAN LOSSES..............................              -       107,160               -         84,707
                                                            ----------    ----------      ----------     ----------

             Net Interest Income After
             Provision for Loan Losses.................      1,425,317     1,260,255       2,809,899      2,494,528

NONINTEREST INCOME
    Loan servicing fees................................        286,939       358,714         562,597        760,612
    Mortgage banking income, including
      gain on sale of loans............................        166,810        95,739         325,697        183,958
    Other service charges and fees.....................        104,314       102,508         191,997        213,470
    Other..............................................         61,310       249,406          91,393        250,955
                                                            ----------    ----------      ----------     ----------

             Total Noninterest Income..................        619,373       806,367       1,171,684      1,408,995

                               See notes to consolidated financial statements.



                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Three Months                   Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                                  --------------                 --------------
                                                                1998          1997            1998           1997
                                                                ----          ----            ----           ----
NONINTEREST EXPENSE
    Salaries and employee benefits.....................        782,249       689,135       1,583,966      1,460,764
    Net occupancy and equipment........................        249,947       246,571         479,238        538,766
    Deposit insurance premiums.........................        122,709       118,349         243,804        230,694
    Amortization of intangible assets..................        145,284       141,142         267,451        266,568
    Service bureau.....................................        117,888       114,892         224,014        241,643
    Professional fees..................................         77,714        74,854         153,200        144,515
    Foreclosed properties, net.........................         33,942        58,668          80,313         53,770
    Other..............................................        377,379       233,145         714,143        559,202
                                                            ----------    ----------      ----------     ----------

             Total Noninterest Expense.................      1,907,112     1,676,756       3,746,129      3,495,922
                                                            ----------    ----------      ----------     ----------

             Income Before Income Taxes................        137,578       389,866         235,454        407,601
PROVISION FOR INCOME TAXES.............................              -             -               -              -
                                                            ----------    ----------      ----------     ----------

             Net Income................................    $   137,578   $   389,866     $   235,454    $   407,601
                                                           ===========   ===========     ===========    ===========

    Loss available to common
      shareholders (Note 2)............................    $  (303,711)  $   (13,753)    $  (638,796)   $  (391,308)
                                                           ===========   ===========     ===========    ===========

    Basic and diluted loss per
      common share (Note 2)............................    $      (.29)  $      (.01)    $      (.60)   $      (.36)
                                                           ===========   ===========     ===========    ===========

                               See notes to consolidated financial statements.



                                               ESSEX BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                              For the six months ended June 30, 1998


                                                            Series B       Series C
                                               Common       Preferred      Preferred      Capital in
                                             Stock, $.01  Stock, $6.67   Stock, $6.67       Excess      Accumulated
                                              Par Value   Stated Value   Stated Value       of Par        Deficit       Total
                                              ---------   ------------   ------------       ------        -------       -----

Balance at January 1, 1998...............       $10,581     $14,173,750     $833,750      $8,681,739    $(8,883,313)  $14,816,507

Common stock issued under
   Employee Stock Purchase
   Plan..................................            11               -            -           3,372              -         3,383

Net income...............................             -               -            -               -        235,454       235,454
                                                -------     -----------     --------      ----------    -----------   -----------

Balance at June 30, 1998.................       $10,592     $14,173,750     $833,750      $8,685,111    $(8,647,859)  $15,055,344
                                                =======     ===========     ========      ==========    ===========   ===========


                                          See notes to consolidated financial statements.



                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                    1998               1997
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income...........................................................        $   235,454      $    407,601
    Adjustments to reconcile net loss to cash
        provided by operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............             63,339           143,020
           Depreciation and amortization of premises
               and equipment.............................................            191,888           213,528
           Amortization (accretion) of:
               Premiums and discounts on:
                 Loans...................................................             48,339            51,785
                 Mortgage-backed securities held to maturity.............                243               115
                 Securities held to maturity.............................               (403)            2,882
               Mortgage servicing rights.................................            236,420           235,536
               Excess of costs over equity in net assets
                 acquired................................................             31,031            31,031
        Mortgage banking activities:
           Net (increase) decrease in loans
               originated for resale.....................................         (1,509,467)          296,536
           Realized gains from sale of loans.............................           (284,589)         (161,814)
        Realized (gains) and losses from sales of:
           Premises and equipment........................................               (525)          (75,328)
           Foreclosed properties.........................................            (10,311)          (55,264)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................            (72,431)          (20,649)
           Other assets..................................................         (1,584,955)         (386,636)
           Other liabilities.............................................           (154,458)         (455,338)
                                                                                 -----------      ------------

    Net cash provided by (used in) operating activities..................         (2,810,425)          227,005


                                See notes to consolidated financial statements.



                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                   Six Months Ended June 30,
                                                                                   -------------------------
                                                                                     1998              1997
                                                                                     ----              ----
INVESTING ACTIVITIES
    Purchase of certificates of deposit in other
        financial institutions...........................................         (4,000,000)       (5,000,000)
    Proceeds from maturities of certificates of deposit
        in other financial institutions..................................          4,000,000         5,000,000
    Purchase of Federal Home Loan Bank stock.............................           (117,800)          (25,700)
    Proceeds from sales of Federal Home Loan Bank stock..................                  -         1,204,800
    Purchase of securities held to maturity..............................                (11)         (298,406)
    Proceeds from maturities of securities held to maturity..............                  -         1,000,000
    Purchase of securities available for sale............................               (479)       (2,507,814)
    Proceeds from sales of securities available for sale.................                  -         2,500,000
    Purchase of loans....................................................        (16,882,289)       (5,118,780)
    Net (increase) decrease in net loans.................................          3,446,663        (4,760,883)
    Proceeds from sales of foreclosed properties.........................            697,271         1,187,991
    Increase in foreclosed properties....................................            (59,163)         (209,795)
    Increase in mortgage servicing rights................................                  -          (289,251)
    Purchase of premises and equipment...................................           (760,729)          (37,543)
    Proceeds from sales of premises and equipment........................                525           602,037
                                                                                ------------      ------------

    Net cash used in investing activities................................        (13,676,012)       (6,753,344)

FINANCING ACTIVITIES
    Net increase in NOW, money market and savings deposits...............         10,368,149         7,668,739
    Net increase in certificates of deposit..............................          1,524,537         7,301,000
    Proceeds from Federal Home Loan Bank advances........................         34,500,000        14,500,000
    Repayment of Federal Home Loan Bank advances.........................        (27,071,667)      (13,571,667)
    Payments on capital lease obligations................................            (30,481)          (25,436)
    Payments on notes payable............................................            (72,102)                -
    Payments on mortgages payable on foreclosed
       properties........................................................                  -           (10,391)
    Net proceeds from common stock issued under
       Employee Stock Purchase Plan......................................              3,383             3,961
                                                                                ------------      ------------

    Net cash provided by financing activities............................         19,221,819        15,866,206
                                                                                ------------      ------------

    Increase in cash and cash equivalents................................          2,735,382         9,339,867
    Cash and cash equivalents at beginning of period.....................         11,032,883         6,195,251
                                                                                ------------      ------------

    Cash and cash equivalents at end of period...........................       $ 13,768,265      $ 15,535,118
                                                                                ============      ============


NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to foreclosed properties.........................      $     359,737     $     964,609


SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the year for:
        Interest.........................................................       $  4,724,898      $  4,428,629
        Income taxes.....................................................                  -                 -

                                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 1998


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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share.
Accordingly, the components of EBI's EPS calculations are as follows:
                                                Three Months Ended                   Six Months Ended
                                                     June 30,                            June 30,
                                            ----------------------------       ---------------------------
                                               1998             1997              1998             1997
                                               ----             ----              ----             ----
     Net income                             $ 137,578         $ 389,866        $ 235,454         $ 407,601
     Preferred stock dividends               (441,289)         (403,619)        (874,250)         (798,909)
                                            ---------         ---------        ---------         ---------
     Net loss available to
       common shareholders                  $(303,711)        $ (13,753)       $(638,796)        $(391,308)
                                            =========         =========        =========         =========

     Weighted average common
       shares outstanding                   1,058,518         1,054,763        1,058,330         1,054,082
                                            =========         =========        =========         =========

     Basic and diluted loss per
       common share                             $(.29)            $(.01)           $(.60)            $(.36)
                                                =====             =====            =====             =====


EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

NOTE 3 - ACCOUNTING FOR DERIVATIVES

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for EBI). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. EBI's management anticipates that, due to its limited used of derivative instruments, the adoption of FAS 133 will not have a significant effect on EBI's results of operations or its financial position.





                              [intentionally blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets of EBI at June 30, 1998 were $214.4 million as compared to $195.1 million at December 31, 1997, an increase of approximately $19.3 million or 9.9%. The increase in total assets resulted primarily from (i) the acquisition of $15.8 million of residential mortgage loans and $1.1 million of consumer loans, (ii) increased production of residential loans held for sale in the secondary market and (iii) an increase in escrow deposits maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at Essex Savings Bank, F.S.B. (the "Bank").

         Deposits, the primary source of EBI's funds, totaled $165.8 million at June 30, 1998 as compared to $153.9 million at December 31, 1997, an increase of $11.9 million or 7.7%. The increase in noninterest-bearing deposits reflected the impact of the transfer of escrow accounts maintained by Essex Home from nonaffiliated financial institutions. The increase in interest-bearing deposits occurred primarily at EBI's Suffolk, Virginia retail banking branch, which was relocated from a leased facility to a Bank-owned newly-constructed branch in April 1998.

         On May 28, 1998, EBI's shareholders approved an amendment of EBI's Certificate of Incorporation whereby EBI's total authorized capitalization increased to 30 million shares, consisting of 20 million shares of common stock and 10 million shares of preferred stock. The increase in authorized capitalization increases EBI's flexibility to issue additional shares of common stock and preferred stock to enable EBI to engage in strategic transactions, such as possible mergers or share exchanges with other entities. However, EBI has no present plans to issue shares in connection with any particular transaction.


Results of Operations

First Six Months of 1998 Compared to First Six Months of 1997

         EBI's net income for the six months ended June 30, 1998 totaled $235,000, compared to net income of $408,000 for the six months ended June 30, 1997. EBI's net income for the first six months of 1997 included an aggregate gain of $97,000 on the sale of vacant branch facilities, termination fees approximating $113,000 received by Essex Home in connection with the cancellation of a subservicing client's contract and a $198,000 reduction in stock option compensation attributable to changes in EBI's stock price. Excluding the impact of these transactions in 1997, EBI's net income for the first six months of 1998 effectively improved $235,000 over the first six months of 1997. This improvement in 1998 resulted from (i) an increase in net interest income, which reflected an increase in interest-earning assets, (ii) a decrease in the provision for loan losses resulting from lower loan charge-offs and a reduction in nonperforming assets and (iii) an increase in mortgage banking income resulting from an increase in residential loan originations coupled with sales in the secondary market. These increases were partially offset by a decline in mortgage loan servicing fees resulting from the nonrenewal of a significant subservicing contract effective May 1997.



         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:
                                                      1998                               1997
                                         ------------------------------       ------------------------------
                                         Average                 Yield/       Average                 Yield/
                                         Balance      Interest    Rate        Balance      Interest    Rate
                                         -------      --------    ----        -------      --------    ----
                                                                  (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $172,185      $7,108     8.26%       $153,491      $6,553      8.54%
      Investment securities..........       3,748         109     5.81           7,610         209      5.50
      Mortgage-backed
          securities.................       1,905          63     6.61           1,905          62      6.46
      Federal funds sold and
          securities purchased under
        agreements to resell.........       2,487          68     5.44           2,752          74      5.35
      Other..........................       4,928         134     5.45           4,744         127      5.38
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $185,253       7,482     8.08        $170,502       7,025      8.24
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $150,607       4,052     5.43        $135,461       3,644      5.42
      FHLB advances..................      20,903         590     5.69          25,519         760      6.01
      Notes payable..................          17           1     9.32              96           5      9.61
      Other..........................         319          29    18.41             374          37     18.44
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $171,846       4,672     5.48        $161,450       4,446      5.50
                                         ========       -----                 ========       -----

   Net interest earnings.............                  $2,810                               $2,579
                                                       ======                               ======

   Net interest spread (1)...........                             2.60%                                 2.74%
                                                                  ====                                  ====

   Net yield on interest-earning
      assets (1).....................                             3.03%                                 3.03%
                                                                  ====                                  ====

(1) Nonaccrual loans are included in the average balance of loans.



                              [intentionally blank]


         The table below sets forth certain information regarding changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the First Six Months
                                                            of 1997 to the First Six Months of 1998 Due to
                                                            ----------------------------------------------
                                                              Volume (1)          Rate (1)            Net
                                                              ------              ----               -----
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................            $ 777            $(222)             $ 555
            Investment securities....................             (113)              13               (100)
            Mortgage-backed securities...............                -                1                  1
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (7)               1                 (6)
            Other interest-earning assets............                5                2                  7
                                                                ------           ------             ------
               Total interest income (2).............              662             (205)               457

         Interest expense on:
            Deposits.................................              379               29                408
            FHLB advances............................             (136)             (34)              (170)
            Notes payable............................               (4)               -                 (4)
            Other interest-bearing liabilities.......               (8)               -                 (8)
                                                                ------           ------             ------
               Total interest expense................              231               (5)               226
                                                                ------           ------             ------

               Net interest income...................            $ 431            $(200)             $ 231
                                                                 =====            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.

         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $2.6 million for the first six months of 1997 to $2.8 million for the first six months of 1998, which reflected the favorable impact of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from the impact of the lower interest rate environment in 1998 on the volume of refinancings to lower fixed rate loans.
Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. While EBI continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers' demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased.

         Provision for Loan Losses. Changes in the allowance for loan losses for the six months ended June 30 are as follows (in thousands):
                                                                          1998                 1997
                                                                          ----                 ----
         Balance at beginning of period...................                $2,382              $2,556
         Provision for loan losses........................                     -                  85
                                                                          ------              ------
                                                                           2,382               2,641
         Loans charged-off, net of recoveries.............                  (318)               (513)
                                                                          ------               -----
         Balance at end of period.........................                $2,064              $2,128
                                                                          ======              ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At June 30, 1998, nonperforming assets as a percentage of total assets was 1.26% as compared to 1.69% at December 31, 1997. In addition, nonperforming assets totaled $2.7 million at June 30, 1998 as compared to $3.3 million at December 31, 1997. Based on these favorable trends in nonperforming assets and the level of the general loan loss reserves, management considered the loan loss allowance sufficient to absorb losses and did not provide for additional losses during the first six months of 1998.

         Noninterest Income. Noninterest income for the first six months of 1998 totaled $1.2 million as compared to $1.4 million for the first six months of 1997. However, noninterest income during the first six months of 1997 included
(i) an aggregate gain of $97,000 on the sale of vacant branch facilities and
(ii) termination fees approximating $113,000 received by Essex Home in connection with the cancellation of a subservicing client's contract effective
May 31, 1997. Excluding the impact of these transactions in 1997, noninterest income effectively decreased slightly as a result of lower loan servicing fees and other service charges and fees resulting from the nonrenewal of a significant subservicing contract. However, Essex Home has been successful in negotiating new subservicing contracts and has more than doubled its mortgage loan subservicing portfolio since December 31, 1997. These contracts provide for servicing a substantial number of loans, which will generate servicing and ancillary fee income in future periods to significantly mitigate the impact of the lost servicing volume in 1997.

         Mortgage banking income increased from $184,000 for the first six months of 1997 to $326,000 for the first six months of 1998, which was an increase of 77.1%. This increase resulted from the impact of the lower interest rate environment in 1998 on Essex First Mortgage Corporation's production of residential loans sold in the secondary market.

         Noninterest Expense. Noninterest expense increased from $3.5 million in the first six months of 1997 to $3.7 million in the first six months of 1998.
However, noninterest expense during 1997 included a reduction of $198,000 in compensation expense associated with EBI's stock options. Excluding the impact of this reduction in 1997, noninterest expense effectively increased $52,000 as a result of the increase in other noninterest expenses associated with the increase in EBI's loan origination and servicing volumes. The significant components of other noninterest expense for the six months ended June 30 are presented below:
                                                                                               Increase
                                                          1998                 1997            (Decrease)
                                                          ----                 ----            ----------
       Loan expense............................         $ 73,390             $ 72,057           $  1,333
       Telephone...............................           93,685               88,304              5,381
       Postage and courier.....................           87,379               88,155               (776)
       Stationery and supplies.................           58,053               51,228              6,825
       Advertising and marketing...............          102,740               87,404             15,336
       Corporate insurance.....................           49,208               59,536            (10,328)
       Travel..................................           34,449               22,232             12,217
       Franchise and other taxes...............           39,793               33,604              6,189
       Bank charges............................           49,750               12,528             37,222
       Year 2000 compliance....................           20,016                    -             20,016
       Other...................................          105,680               44,154             61,526
                                                         -------             --------           --------
                                                        $714,143             $559,202           $154,941
                                                        ========             ========           ========

         The increase in other noninterest expense was partially offset by decreases in (i) salaries and employee benefits (excluding the $198,000 reduction described above) resulting from downsizing in middle management positions in 1997 and (ii) occupancy and equipment expense resulting from the 1998 reversal of a significant portion of a lease termination penalty previously recognized in connection with the relocation of the Bank's Suffolk, Virginia branch and a decrease in equipment rent.


         Income Taxes. There was no income tax provision recognized for financial reporting purposes during the six months ended June 30, 1998 or 1997, because EBI had significant net operating loss carryforwards, which approximated
$19.9 million at December 31, 1997. Also, until consistent profitability is demonstrated, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences will not be recognized.


Second Quarter of 1998 Compared to Second Quarter of 1997

         EBI's net income for the three months ended June 30, 1998 totaled
$138,000, compared to net income of $390,000 for the three months ended June 30, 1997. However, net income for the second quarter of 1997 included an aggregate gain of $97,000 from the sale of vacant branch facilities, termination fees approximating $113,000 in connection with the cancellation of a subservicing client's contract and a $94,000 reduction in stock option compensation attributable to changes in EBI's stock price during the second quarter of 1997.
Excluding the impact of these transactions in 1997, EBI's net income effectively improved $51,000 during the second quarter of 1998. Factors contributing to the second quarter improvement in 1998 parallel the factors described in the six-month comparison.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June
30:
                                                      1998                               1997
                                         ------------------------------       ------------------------------
                                         Average                 Yield/       Average                 Yield/
                                         Balance      Interest    Rate        Balance      Interest    Rate
                                         -------      --------    ----        -------      --------    ----
                                                                  (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $173,938      $3,621     8.33%       $156,195      $3,403     8.72%
      Investment securities..........       3,748          55     5.84           6,655          89     5.36
      Mortgage-backed
          securities.................       1,905          31     6.61           1,905          31     6.54
      Federal funds sold and
          securities purchased under
        agreements to resell.........       2,031          27     5.41           2,716          37     5.49
      Other..........................       4,366          60     5.49           6,606          93     5.47
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $185,988       3,794     8.16        $174,077       3,653     8.39
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $152,287       2,053     5.41        $139,120       1,886     5.44
      FHLB advances..................      21,288         302     5.69          25,388         381     6.02
      Notes payable..................           -           -        -              96           2     9.61
      Other..........................         312          14    18.28             367          17    18.35
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $173,887       2,369     5.46        $164,971       2,286     5.56
                                         ========       -----                 ========       -----

   Net interest earnings.............                  $1,425                               $1,367
                                                       ======                               ======

   Net interest spread (1)...........                             2.70%                                2.83%
                                                                  ====                                 ====

   Net yield on interest-earning
      assets (1).....................                             3.07%                                3.13%
                                                                  ====                                 ====

(1) Nonaccrual loans are included in the average balance of loans.


         The table below sets forth certain information regarding changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the Second Quarter of
                                                                1997 to the Second Quarter of 1998 Due to
                                                                -----------------------------------------
                                                                 Volume (1)       Rate (1)            Net
                                                                 ------           ----               -----
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................             $375            $(157)              $218
            Investment securities....................              (41)               7                (34)
            Mortgage-backed securities...............                -                -                  -
            Federal funds sold and
               securities purchased under
               agreements to resell..................              (10)               -                (10)
            Other interest-earning assets............              (33)               -                (33)
                                                                  ----            -----               ----
               Total interest income (2)                           291             (150)               141

         Interest expense on:
            Deposits.................................              173               (6)               167
            FHLB advances............................              (60)             (19)               (79)
            Notes payable............................               (1)              (1)                (2)
            Other interest-bearing liabilities.......               (3)               -                 (3)
                                                                  ----            -----               ----
               Total interest expense................              109              (26)                83
                                                                  ----            -----               ----

               Net interest income...................             $182            $(124)             $  58
                                                                  ====            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate. (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $1.37 million for the second quarter of 1997 to $1.43 million for the second quarter of 1998, primarily as a result of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from a 39 basis decrease in yield on loans. This decline reflected the impact of the lower interest rate environment in 1998 on the volume of refinancings to lower fixed rate loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):
                                                                          1998                 1997
                                                                          ----                 ----
         Balance at beginning of period...................                $2,322              $2,362
         Provision for loan losses........................                     -                 107
                                                                          ------              ------
                                                                           2,322               2,469
         Loans charged-off, net of recoveries.............                  (258)               (341)
                                                                          ------              ------
         Balance at end of period.........................                $2,064              $2,128
                                                                          ======              ======

         As previously described, based on the improving trends in nonperforming assets and the level of general loss reserves, management determined that a provision for loan losses was not necessary during the second quarter of 1998 in order to maintain the loan loss reserves at adequate levels to absorb losses.


         Noninterest Income. Noninterest income for the second quarter of 1998 totaled $619,000 as compared to $806,000 for the second quarter of 1997.
Noninterest income for the second quarter of 1997, however, included a $97,000 aggregate gain on the sale of vacant branch facilities and $113,000 in termination fees in connection with the cancellation of a subservicing client's contact. Excluding the impact of these transactions in 1997, noninterest income effectively increased slightly as a result of the increase in mortgage banking income resulting from an increase in residential loan originations coupled with sales in the secondary market.

         Noninterest Expense. Noninterest expense increased from $1.7 million in the second quarter of 1997 to $1.9 million in the second quarter of 1998.
Noninterest expense during 1997 included a $94,000 reduction of compensation expense associated with EBI's stock options. Excluding the impact of this reduction in 1997, noninterest expense effectively increased $136,000 as a result of the increase in other noninterest expense, the most significant components of which for the three months ended June 30 are presented below.
                                                                                                Increase
                                                         1998                 1997              (Decrease)
                                                         ----                 ----              ----------
       Loan expense............................        $  37,334            $  13,553            $23,781
       Telephone...............................           49,259               47,440              1,819
       Postage and courier.....................           45,688               39,910              5,778
       Stationery and supplies.................           33,132               23,581              9,551
       Advertising and marketing...............           59,541               43,961             15,580
       Corporate insurance.....................           25,240               28,290             (3,050)
       Travel..................................           21,736               11,036             10,700
       Franchise and other taxes...............           20,044               (8,603)            28,647
       Bank charges............................           30,468                6,960             23,508
       Year 2000 compliance....................           11,850                    -             11,850
       Other...................................           43,087               27,017             16,070
                                                        --------             --------           --------
                                                        $377,379             $233,145           $144,234
                                                        ========             ========           ========

Year 2000 Readiness

         As previously described in its 1997 Annual Report, EBI has established a company-wide task force to assess and remediate business risks associated with the Year 2000. EBI has completed its assessment of all mission-critical internal systems and operations, as well as strategic relationships with others. EBI has relied upon both internal and external resources to complete the assessment phase. EBI is now proceeding with the remediation phase and it is anticipated that all reprogramming and replacement efforts will be substantially complete by December 31, 1998. The total cost of the project (including the capitalized cost of new hardware and software) is estimated to be $350,000 and is being funded through operating cash flows. During the six months ended June 30, 1998, EBI recognized $20,000 of expense associated with this project. Management believes EBI can incur Year 2000 project costs without adversely affecting future operating results. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate.


Liquidity

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at June 30, 1998, had a liquidity ratio of 10.09%.


Regulatory Matters

         Regulatory Capital. The Bank is required pursuant to the Financial
Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At June 30, 1998, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC
Improvement Act ("FDICIA"), requires each appropriate agency and the Federal
Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of June 30, 1998, the Bank was "well capitalized" for PCA purposes.

         The Bank's capital amounts and ratios as of June 30, 1998 are presented below (in thousands):
                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                          Actual                Adequacy Purposes            PCA Provisions
                                     ------------------        --------------------       --------------------
                                     Amount       Ratio        Amount         Ratio       Amount         Ratio
                                     ------       -----        ------         -----       ------         -----
   Total capital (to
     risk-weighted assets)           $16,989      13.39%        $10,154        8.0%       $12,692       =>10.0%
   Tier I capital (to
     risk-weighted assets)            15,591      12.28%          5,077        4.0%         7,615        =>6.0%
   Tier I capital (to
     total assets)                    15,591       7.28%          8,561        4.0%        10,702        =>5.0%
   Tangible capital (to
     total assets)                    15,591       7.28%          3,210        1.5%             -            -

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

Item 1.  Legal Proceedings -- Not Applicable


Item 2.  Changes in Securities -- Not Applicable


Item 3.  Defaults Upon Senior Securities -- Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 28, 1998, an annual meeting of stockholders of EBI was held for the purpose of considering and voting upon (i) an amendment to EBI's Certificate of Incorporation to authorize additional shares of common and preferred stock and (ii) the ratification of the Essex Bancorp, Inc. Management Recognition Plan. At the meeting, (i) the amendment to EBI's Certificate of Incorporation was approved by a vote of 427,909 EBI common shares voting in favor, 94,800 shares voting against and 496,684 shares abstaining and (ii) the Essex Bancorp, Inc. Management Recognition Plan was ratified by a vote of 920,049 shares voting in favor, 72,656 voting against and 26,688 shares abstaining. No other business was conducted at the meeting.


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


                                        Essex Bancorp, Inc.





         August 7, 1998                          By:   /s/Gene D. Ross
         --------------                                ---------------
              (Date)                             Gene D. Ross
                                                 Chairman, President,
                                                 and Chief Executive
                                                 Officer





         August 7, 1998                          By:   /s/Mary-Jo Rawson
         --------------                                -----------------
              (Date)                             Mary-Jo Rawson
                                                 Chief Accounting Officer