Form 10-Q
period 1998-09-30
ESSEX BANCORP INC /NEW
filed 1998-11-12
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 1998
                              -------------------------------------------------

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

         Shares outstanding as of November 10, 1998: 1,060,642 shares of Common Stock, par value $.01 per share.

                                                       Essex Bancorp, Inc.
                                              Quarterly Report on Form 10-Q for the
                                                Quarter Ended September 30, 1998

                                                        Table of Contents

                                                                                                  Page
                                                                                                  ----
  Part I          FINANCIAL INFORMATION

                  Item 1.    Financial Statements                                                    3

                             Consolidated Balance Sheets (unaudited)
                             as of September 30, 1998 and December 31, 1997                          3

                             Consolidated Statements of Operations (unaudited)
                             for the three months and nine months ended
                             September 30, 1998 and 1997                                             5

                             Consolidated Statement of Shareholders' Equity
                             (unaudited) for the nine months ended
                             September 30, 1998                                                      7

                             Consolidated Statements of Cash
                             Flows (unaudited) for the nine months
                             ended September 30, 1998 and 1997                                       8

                             Notes to Consolidated Financial
                             Statements (unaudited)                                                 10

                  Item 2.    Management's Discussion and Analysis
                             of Financial Condition and Results of
                             Operations                                                             12

                  Item 3.    Quantitative and Qualitative Disclosures
                             About Market Risk                                                      20

  Part II         OTHER INFORMATION

                  Item 1.    Legal Proceedings                                                      21

                  Item 2.    Changes in Securities                                                  21

                  Item 3     Defaults Upon Senior Securities                                        21

                  Item 4.    Submission of Matters to a Vote
                             of Security Holders                                                    21

                  Item 5.    Other Information                                                      21

                  Item 6     Exhibits and Reports on Form 8-K                                       21


                                         Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                           September 30,          December 31,
                                                                               1998                   1997
                                                                               ----                   ----
ASSETS
    Cash...............................................................   $    4,692,785        $    2,023,197
    Interest-bearing deposits..........................................        8,863,270             6,261,686
    Federal funds sold and securities purchased under
      agreements to resell.............................................        2,131,497             2,748,000
                                                                          --------------        --------------
         Cash and cash equivalents.....................................       15,687,552            11,032,883
    Federal Home Loan Bank stock.......................................        1,548,800             1,431,000
    Securities available for sale - cost approximates market...........           18,179                17,451
    Securities held for investment - market value of
      $2,265,000 in 1998 and $2,217,000 in 1997........................        2,299,715             2,299,120
    Mortgage-backed securities held for investment - market
      value of $1,902,000 in 1998 and $1,886,000 in 1997...............        1,904,625             1,904,989
    Loans, net of allowance for loan losses of $1,814,000
      in 1998 and $2,382,000 in 1997...................................      178,310,284           167,440,733
    Loans held for sale................................................        3,669,963             2,165,074
    Mortgage servicing rights..........................................          836,842             1,169,766
    Foreclosed properties, net.........................................          519,697             1,511,629
    Accrued interest receivable........................................        1,284,707             1,196,980
    Excess of cost over net assets acquired............................          113,208               159,754
    Advances for taxes, insurance, and other...........................        1,215,427               633,053
    Premises and equipment.............................................        3,232,282             1,926,729
    Other assets.......................................................        2,483,523             2,198,598
                                                                          --------------        --------------
             Total Assets..............................................   $  213,124,804        $  195,087,759
                                                                          ==============        ==============

                                See notes to consolidated financial statements.


                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                            September 30,         December 31,
                                                                                1998                  1997
                                                                                ----                  ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing...........................................     $  8,892,281          $  5,055,545
         Interest-bearing..............................................      166,193,721           148,871,154
                                                                            ------------          ------------
             Total deposits............................................      175,086,002           153,926,699
    Federal Home Loan Bank advances....................................       19,729,167            23,546,667
    Notes payable......................................................                -                72,102
    Capitalized lease obligations......................................          285,183               331,970
    Other liabilities..................................................        2,837,622             2,393,814
                                                                            ------------          ------------
             Total Liabilities.........................................      197,937,974           180,271,252

SHAREHOLDERS' EQUITY
    Preferred stock,  authorized - 10,000,000 shares:
      Series B preferred stock, $6.67 stated value:
         Issued and outstanding shares - 2,125,000.....................       14,173,750            14,173,750
      Series C preferred stock, $6.67 stated value:
         Issued and outstanding shares - 125,000.......................          833,750               833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642 in 1998
         and 1,058,136 in 1997.........................................           10,606                10,581
    Capital in excess of par...........................................        8,687,772             8,681,739
    Accumulated deficit................................................       (8,519,048)           (8,883,313)
                                                                            ------------          ------------
             Total Shareholders' Equity................................       15,186,830            14,816,507
                                                                            ------------          ------------
             Total Liabilities and Shareholders' Equity................     $213,124,804          $195,087,759
                                                                            ============          ============


                                See notes to consolidated financial statements.




                                              ESSEX BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Three Months                Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                -------------------         -------------------
                                                               1998           1997           1998         1997
                                                               ----           ----           ----         ----
INTEREST INCOME
    Loans, including fees.................................   $3,735,039    $3,475,437    $10,843,295    $10,028,224
    Federal funds sold and securities purchased
      under agreements to resell..........................       24,504        38,739         92,215        112,372
    Investment securities, including
      dividend income.....................................       57,440        89,845        166,326        297,090
    Mortgage-backed securities............................       31,488        31,552         94,463         93,071
    Other.................................................      104,487       105,933        238,821        235,546
                                                             ----------    ----------   ------------   ------------
             Total Interest Income........................    3,952,958     3,741,506     11,435,120     10,766,303

INTEREST EXPENSE
    Deposits .............................................    2,167,654     1,999,927      6,220,323      5,643,931
    Federal Home Loan Bank advances.......................      364,773       369,672        954,456      1,130,097
    Notes payable.........................................            -         2,303            792          6,883
    Other.................................................       13,495        16,651         42,614         53,204
                                                             ----------    ----------   ------------   ------------
             Total Interest Expense.......................    2,545,922     2,388,553      7,218,185      6,834,115
                                                             ----------    ----------   ------------   ------------

             Net Interest Income..........................    1,407,036     1,352,953      4,216,935      3,932,188
PROVISION FOR LOAN LOSSES.................................            -        29,539              -        114,246
                                                             ----------    ----------   ------------   ------------

             Net Interest Income After
             Provision for Loan Losses....................    1,407,036     1,323,414      4,216,935      3,817,942

NONINTEREST INCOME
    Loan servicing fees...................................      330,919       278,345        893,516      1,038,957
    Mortgage banking income, including
      gain on sale of loans...............................      214,707       133,166        540,404        317,124
    Other service charges and fees........................      124,538        73,174        316,535        286,644
    Net gain on sale of loans.............................            -            14              -             14
    Other.................................................       95,132        36,716        186,525        287,671
                                                             ----------    ----------   ------------   ------------

             Total Noninterest Income.....................      765,296       521,415      1,936,980      1,930,410


                                See notes to consolidated financial statements.


                                              ESSEX BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                     Three Months                 Nine Months
                                                                  Ended September 30,         Ended September 30,
                                                                  -------------------         -------------------
                                                                  1998         1997           1998           1997
                                                                  ----         ----           ----           ----
NONINTEREST EXPENSE
    Salaries and employee benefits........................      915,553     1,290,666      2,499,519      2,751,430
    Net occupancy and equipment...........................      249,617       261,628        728,855        800,394
    Deposit insurance premiums............................      123,265       119,904        367,069        350,598
    Amortization of intangible assets.....................      112,019       135,310        379,470        401,878
    Service bureau........................................      146,058       108,142        370,072        349,785
    Professional fees.....................................       76,710        86,989        229,910        231,504
    Foreclosed properties, net............................       59,629        88,902        139,942        142,672
    Other.................................................      331,144       244,322      1,045,287        803,524
                                                             ----------    ----------     ----------    -----------

             Total Noninterest Expense....................    2,013,995     2,335,863      5,760,124      5,831,785
                                                             ----------    ----------     ----------    -----------

             Income (Loss) Before Income Taxes............      158,337      (491,034)       393,791        (83,433)
Provision for income taxes................................       29,526              -        29,526              -
                                                             ----------    ----------     ----------    -----------

             Net Income (Loss)............................   $  128,811    $ (491,034)    $  364,265    $   (83,433)
                                                             ==========    ==========     ==========    ===========

    Loss available to common
      shareholders (Note 2)............................      $ (320,807)   $ (902,981)    $ (959,603)   $(1,294,289)
                                                             ==========    ==========     ==========    ===========

    Basic and diluted loss per
      common share (Note 2)............................      $     (.30)   $     (.85)    $     (.91)   $     (1.23)
                                                             ==========    ==========     ==========    ===========


                                See notes to consolidated financial statements.




                                              ESSEX BANCORP, INC. AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                          For the nine months ended September 30, 1998


                                                            Series B        Series C
                                             Common        Preferred       Preferred    Capital in
                                           Stock, $.01   Stock, $6.67    Stock, $6.67     Excess       Accumulated
                                            Par Value    Stated Value    Stated Value     of Par         Deficit          Total
                                            ---------    ------------    ------------     ------         -------          -----

Balance at January 1, 1998................    $10,581      $14,173,750      $833,750      $8,681,739    $(8,883,313)   $14,816,507

Common stock issued under
   Employee Stock Purchase
   Plan...................................         25                -             -           6,033              -          6,058

Net income................................          -                -             -               -        364,265        364,265
                                              -------      -----------      --------      ----------    -----------    -----------

Balance at September 30, 1998.............    $10,606      $14,173,750      $833,750      $8,687,772    $(8,519,048)   $15,186,830
                                              =======      ===========      ========      ==========    ===========    ===========



                                See notes to consolidated financial statements.


                                              ESSEX BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1998               1997
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income (loss)....................................................      $     364,265     $     (83,433)
    Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............            107,195           247,445
           Depreciation and amortization of premises
               and equipment.............................................            284,468           317,732
           Amortization (accretion) of:
               Premiums and discounts on:
                 Loans...................................................            120,950            65,440
                 Mortgage-backed securities held to maturity.............                364               172
                 Securities held to maturity.............................               (584)            2,687
               Mortgage servicing rights.................................            332,924           355,330
               Excess of costs over equity in net assets
                 acquired................................................             46,546            46,546
        Mortgage banking activities:
           Net increase in loans originated for resale...................         (1,022,024)          585,598
           Realized gains from sale of loans..............                          (482,865)         (286,327)
        Realized gains from sales of:
           Loans..........................................                                -                (14)
           Premises and equipment.........................                             (525)           (75,005)
           Foreclosed properties..........................                          (23,933)           (69,724)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................            (87,727)         (113,307)
           Other assets..................................................           (885,299)         (643,330)
           Other liabilities.............................................            443,808           173,373
                                                                                ------------     -------------

    Net cash provided by (used in) operating activities..................           (802,437)          523,183


                                See notes to consolidated financial statements.

                                              ESSEX BANCORP, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1998               1997
                                                                                    ----               ----
INVESTING ACTIVITIES
    Purchase of certificates of deposit in other
        financial institutions...........................................         (4,000,000)       (5,000,000)
    Proceeds from maturities of certificates of deposit in
        other financial institutions.....................................          4,000,000         5,000,000
    Purchase of Federal Home Loan Bank stock.............................           (117,800)          (95,800)
    Proceeds from sales of Federal Home Loan Bank stock..................                  -         1,204,800
    Purchase of securities held to maturity..............................                (11)         (298,406)
    Proceeds from maturities of securities held to maturity..............                  -         1,000,000
    Purchase of securities available for sale............................               (728)       (2,508,049)
    Proceeds from sales of securities available for sale.................                  -         2,500,000
    Net increase net loans...............................................        (11,486,205)      (16,001,005)
    Proceeds from sales of foreclosed properties.........................          1,483,718         1,659,756
    Increase in foreclosed properties....................................            (61,344)         (309,625)
    Purchase of mortgage servicing rights................................                  -          (289,251)
    Purchase of premises and equipment...................................         (1,590,021)         (311,212)
    Proceeds from sales of premises and equipment........................                525           601,714
                                                                                ------------       -----------

    Net cash used in investing activities................................        (11,771,866)      (12,847,078)

FINANCING ACTIVITIES
    Net increase in NOW, money market and savings deposits...............          4,859,139        11,759,901
    Net increase in certificates of deposit..............................         16,300,164         8,170,844
    Proceeds from Federal Home Loan Bank advances........................         36,500,000        18,500,000
    Repayment of Federal Home Loan Bank advances.........................        (40,317,500)      (20,857,500)
    Payments on notes payable............................................            (72,102)                -
    Payments on capital lease obligations................................            (46,787)          (39,044)
    Payments on mortgages payable on foreclosed properties...............                  -           (10,391)
    Net proceeds from common stock issued under
       Employee Stock Purchase Plan......................................              6,058             5,936
                                                                                ------------       -----------

    Net cash provided by financing activities............................         17,228,972        17,529,746
                                                                                ------------       -----------

    Increase in cash and cash equivalents................................          4,654,669         5,205,851
    Cash and cash equivalents at beginning of period.....................         11,032,883         6,195,251
                                                                                ------------       -----------

    Cash and cash equivalents at end of period...........................       $ 15,687,552      $ 11,401,102
                                                                                ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Real estate acquired in settlement of loans..........................       $    495,704      $  1,278,955

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest.........................................................       $  7,266,424      $  6,806,249
        Net income taxes.................................................                  -                 -


                                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 1998


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

NOTE 2 - EARNINGS PER SHARE

EBI  calculates  its basic and diluted  earnings per share ("EPS") in accordance with Statement of Financial  Accounting  Standards No. 128 - Earnings Per Share.
Accordingly, the components of EBI's EPS calculations are as follows:
                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                         -------------------------------   --------------------------------
                                               1998             1997             1998             1997
                                               ----             ----             ----             ----
     Net income (loss)                      $ 128,811         $(491,034)     $   364,265       $   (83,433)
     Preferred stock dividends               (449,618)         (411,947)      (1,323,868)       (1,210,856)
                                            ---------         ---------      -----------       -----------
     Net loss available to
       common shareholders                  $(320,807)        $(902,981)     $  (959,603)      $(1,294,289)
                                            =========         =========      ===========       ===========

     Weighted average common
       shares outstanding                   1,059,219         1,057,198        1,058,631         1,055,118
                                            =========         =========        =========         =========

     Basic and diluted loss per
       common share                         $(.30)            $(.85)            $(.91)             $(1.23)
                                            =====             =====             =====              ======

EBI's common stock equivalents are antidilutive with respect to the net loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

NOTE 3 - ACCOUNTING FOR DERIVATIVES

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 Accounting for Derivative Instruments and Hedging Activities ("FAS 133"). FAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for EBI). FAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. EBI's management anticipates that, due to its limited used of derivative instruments, the adoption of FAS 133 will not have a significant effect on EBI's results of operations or its financial position.














                              [intentionally blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets of Essex Bancorp, Inc. ("EBI") at September 30, 1998 were $213.1 million as compared to $195.1 million at December 31, 1997, an increase of approximately $18.0 million or 9.3%. The increase in total assets resulted primarily from (i) the acquisition of $18.8 million of residential mortgage loans and $1.1 million of consumer loans, (ii) increased production of residential loans held for sale in the secondary market, (iii) the acquisition of Essex Savings Bank, F.S.B.'s (the "Bank") previously-leased branch in Richmond, Virginia in September 1998 and the acquisition of land for expansion of the Bank into Ashland, Virginia and (iv) an increase in escrow deposits maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at the Bank.

         Deposits, the primary source of EBI's funds, totaled $175.1 million at September 30, 1998 as compared to $153.9 million at December 31, 1997, an increase of $21.2 million or 13.8%. The increase in noninterest-bearing deposits reflected the impact of the transfer of escrow accounts maintained by Essex Home from nonaffiliated financial institutions. The increase in interest-bearing deposits occurred in certificates of deposit primarily at EBI's Suffolk, Virginia retail banking branch, which was relocated from a leased facility to a newly-constructed Bank-owned branch in April 1998, and at EBI's Richmond, Virginia retail banking branch.

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


Results of Operations

First Nine Months of 1998 Compared to First Nine Months of 1997

         EBI's net income for the nine months ended September 30, 1998 totaled $364,000, compared to a net loss of $83,000 for the nine months ended September 30, 1997. EBI's net loss for the first nine months of 1997 included a charge of $368,000 associated with stock option compensation expense, which was partially offset by an aggregate gain of $97,000 on the sale of vacant branch facilities and termination fees approximating $113,000 received by Essex Home in connection with the cancellation of a subservicing client's contract. Excluding the impact of these transactions in 1997, EBI's net income for the first nine months of 1998 effectively improved $289,000 over the first nine months of 1997. This improvement in 1998 resulted from (i) an increase in net interest income, which reflected an increase in interest-earning assets, the benefit of which was partially offset by a decline in the net interest margin reflecting the impact of the lower interest rate environment on EBI's yield on loans, (ii) a decrease in the provision for loan losses resulting from a reduction in nonperforming assets and (iii) an increase in mortgage banking income resulting from an increase in residential loan originations coupled with sales in the secondary market. These increases were partially offset by a decline in mortgage loan servicing fees resulting from the nonrenewal of a significant subservicing contract effective May 1997.


         Net Interest Income. The table below presents weighted average balances for interest-earning assets and interest-bearing liabilities, as well as related average yields earned and rates paid for the nine months ended September 30:

                                                        1998                                1997
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                   Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                                                 (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $175,515     $10,843        8.24%    $156,287     $10,028       8.56%
      Investment securities..........       3,788         166        5.85        7,315         297       5.45
      Mortgage-backed
          securities.................       1,905          95        6.61        1,905          93       6.51
      Federal funds sold and
          securities purchased under
        agreements to resell.........       2,247          92        5.47        2,759         112       5.43
      Other..........................       5,829         239        5.46        5,767         236       5.45
                                         --------     -------                 --------     -------
         Total interest-earning
           assets....................    $189,284      11,435        8.06     $174,033      10,766       8.25
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $153,596       6,220        5.41     $138,718       5,644       5.44
      FHLB advances..................      22,378         954        5.70       25,317       1,130       5.97
      Notes payable..................          11           1        9.32           96           7       9.50
      Other..........................         311          43       18.33          367          53      18.34
                                         --------     -------                 --------     -------
         Total interest-bearing
           liabilities...............    $176,296       7,218        5.47     $164,498       6,834       5.55
                                         ========     -------                 ========     -------

   Net interest earnings.............                 $ 4,217                             $  3,932
                                                      =======                             ========

   Net interest spread...............                                2.59%                               2.70%
                                                                     ====                                ====

   Net yield on interest-earning
      assets.........................                                2.97%                               3.02%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.




                                                      [intentionally blank]




         The table below sets forth  certain  information  regarding  changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the First Nine Months
                                                             of 1997 to the First Nine Months of 1998 Due to
                                                             -----------------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ----------          --------             ---
                                                                            (in thousands)

         Interest income on:
            Loans (2)................................           $1,198            $(383)             $ 815
            Investment securities....................             (153)              22               (131)
            Mortgage-backed securities...............                -                2                  2
            Federal funds sold and
               securities purchased under
               agreements to resell..................              (21)               1                (20)
            Other interest-earning assets............                3                -                  3
                                                               -------          -------             ------
               Total interest income (2).............            1,027             (358)               669

         Interest expense on:
            Deposits.................................              581               (5)               576
            FHLB advances............................             (175)              (1)              (176)
            Notes payable............................               (6)               -                 (6)
            Other interest-bearing liabilities.......              (10)               -                (10)
                                                               -------          -------             ------
               Total interest expense................              390               (6)               384
                                                               -------          -------             ------

               Net interest income...................          $   637            $(352)             $ 285
                                                               =======            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the amortization of net deferred loan origination costs.

         Net interest income increased from $3.9 million for the first nine months of 1997 to $4.2 million for the first nine months of 1998, which reflected the favorable impact of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from the impact of the lower interest rate environment in 1998 on the volume of refinancings to lower fixed rate loans. Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. While EBI continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers' demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. In addition, EBI's net interest spread and net interest margin have been negatively impacted in 1998 by the recognition of accelerated amortization totaling $47,000 on loan acquisition premiums resulting from prepayment activity.

         Provision for Loan Losses. Changes in the allowance for loan losses for the nine months ended September 30 are as follows (in thousands):

                                                           1998          1997
                                                           ----          ----
   Balance at beginning of period...................       $2,382       $2,556
   Provision for loan losses........................            -          114
                                                           ------       ------
                                                            2,382        2,670
   Loans charged-off, net of recoveries.............         (568)        (580)
                                                           ------       ------
   Balance at end of period.........................       $1,814       $2,090
                                                           ======       ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At September 30, 1998, nonperforming assets as a percentage of total assets was .83% as compared to 1.69% at December 31, 1997. In addition, nonperforming assets totaled $1.8 million at September 30, 1998 as compared to $3.3 million at December 31, 1997. Based on these favorable trends in nonperforming assets and the coverage of the general loan loss reserves, management considered the loan loss allowance sufficient to absorb losses and did not provide for additional losses during the first nine months of 1998.

         Noninterest Income. Noninterest income for the first nine months of 1998 and 1997 totaled $1.9 million. However, noninterest income during the first nine months of 1997 included (i) an aggregate gain of $97,000 on the sale of vacant branch facilities and (ii) termination fees approximating $113,000 received by Essex Home in connection with the cancellation of a subservicing client's contract effective May 31, 1997. Excluding the impact of these transactions in 1997, noninterest income effectively increased $217,000 during 1998 as a result of a $223,000 increase in mortgage banking income and a $108,000 increase in other noninterest income. The increase in mortgage banking income resulted from the impact of the lower interest rate environment in 1998 on Essex First Mortgage Corporation's ("Essex First") production of residential loans sold in the secondary market. The increase in other noninterest income resulted from higher insurance commissions and administrative fees at Essex Home, which has more than doubled its mortgage loan subservicing portfolio since December 31, 1997.

         The increases in noninterest income were partially offset by lower loan servicing fees during the first and second quarters of 1998 resulting from the nonrenewal of a significant subservicing contract in 1997. However, new contracts negotiated in 1998 provide for servicing a substantial number of loans, which have begun to generate servicing and ancillary fee income in 1998 to significantly mitigate the impact of the lost servicing volume in 1997.

         Noninterest Expense. Noninterest expense for the first nine months of 1998 and 1997 totaled $5.8 million. However, noninterest expense during 1997 included a charge of $368,000 associated with stock option compensation expense. Excluding the impact of this charge in 1997, noninterest expense effectively increased $296,000 as a result of the increase in other noninterest expenses associated with the increase in EBI's loan origination and servicing volumes and deposit levels. The significant components of other noninterest expense for the nine months ended September 30 are presented below:

                                                                                               Increase
                                                         1998                 1997            (Decrease)
                                                         ----                 ----            ----------
       Loan expense............................      $   136,523            $  99,901          $  36,622
       Telephone...............................          154,065              132,277             21,788
       Postage and courier.....................          133,978              121,844             12,134
       Stationery and supplies.................           82,663               77,461              5,202
       Advertising and marketing...............          146,776              119,255             27,521
       Corporate insurance.....................           75,362               87,646            (12,284)
       Travel..................................           52,709               30,774             21,935
       Franchise and other taxes...............           36,494               37,223               (729)
       Bank charges............................           49,857               22,700             27,157
       Year 2000 compliance....................           31,866                  260             31,606
       Other...................................          144,994               74,183             70,811
                                                      ----------             --------           --------
                                                      $1,045,287             $803,524           $241,763
                                                       =========              =======            =======

         Income Taxes. EBI recognized a $29,000 state income tax provision in 1998 resulting from 1997 taxable income at Essex Home and Essex First. There was no federal income tax provision recognized for financial reporting purposes during the nine months ended September 30, 1998 or 1997, because EBI had significant net operating loss carryforwards, which approximated $19.9 million at December 31, 1997. Also, deferred income tax assets related to EBI's net operating loss carryforwards and temporary differences were not recognized in the comparable periods.


Third Quarter of 1998 Compared to Third Quarter of 1997

         EBI's net income for the three months ended September 30, 1998 totaled $129,000, compared to a net loss of $491,000 for the three months ended September 30, 1997. However, the net loss for the third quarter of 1997 included a charge of $566,000 associated with stock option compensation expense.
Excluding the impact of this expense in 1997, EBI's net income effectively improved $54,000 during the third quarter of 1998. Factors contributing to the third quarter improvement in 1998 parallel the factors described in the nine-month comparison.

         Net Interest Income. The table below presents weighted average balances for interest-earning assets and interest-bearing liabilities, as well as related average yields earned and rates paid for the three months ended September 30:

                                                        1998                                1997
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $182,067      $3,735        8.21%    $161,791      $3,475       8.59%
      Investment securities..........       3,866          57        5.94        6,735          90       5.34
      Mortgage-backed
          securities.................       1,905          32        6.61        1,905          32       6.62
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,776          25        5.52        2,771          39       5.59
      Other..........................       7,602         104        5.50        7,779         106       5.55
                                         --------      ------                 --------      ------
         Total interest-earning
           assets....................    $197,216       3,953        8.02     $180,981       3,742       8.28
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $159,477       2,168        5.39     $145,126       2,000       5.47
      FHLB advances..................      25,278         365        5.73       24,917         370       5.89
      Notes payable..................           -           -          -            96           2       9.50
      Other..........................         295          13       18.15          355          17      18.13
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $185,050       2,546        5.45     $170,494       2,389       5.62
                                         ========       -----                 ========       -----

   Net interest earnings.............                  $1,407                               $1,353
                                                       ======                               ======

   Net interest spread...............                                2.57%                               2.66%
                                                                     ====                                ====

   Net yield on interest-earning
      assets.........................                                2.86%                               3.00%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.

         The table below sets forth  certain  information  regarding  changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the Third Quarter of
                                                               1997 to the Third Quarter of 1998 Due to
                                                               ----------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ----------          --------             ---
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................             $421            $(161)              $260
            Investment securities....................              (42)               9                (33)
            Mortgage-backed securities...............                -                -                  -
            Federal funds sold and
               securities purchased under
               agreements to resell..................              (14)               -                (14)
            Other interest-earning assets............               (2)               -                 (2)
                                                                  ----            -----               ----
               Total interest income (2)                           363             (152)               211

         Interest expense on:
            Deposits.................................              195              (27)               168
            FHLB advances............................                5              (10)                (5)
            Notes payable............................               (1)              (1)                (2)
            Other interest-bearing liabilities.......               (4)               -                 (4)
                                                                  ----            -----               ----
               Total interest expense................              195              (38)               157
                                                                  ----            -----               ----

               Net interest income...................             $168            $(114)             $  54
                                                                  ====            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the amortization of net deferred loan origination costs.

         Net interest income increased from $1.35 million for the third quarter of 1997 to $1.41 million for the third quarter of 1998, primarily as a result of the slight increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from a 38 basis decrease in yield on loans. This decline reflected the impact of the lower interest rate environment in 1998 on the volume of refinancings to lower fixed rate loans and accelerated amortization of $38,000 on loan acquisition premiums in the third quarter of 1998.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended September 30 are as follows (in thousands):

                                                            1998         1997
                                                            ----         ----
    Balance at beginning of period...................      $2,064       $2,128
    Provision for loan losses........................           -           30
                                                           ------       ------
                                                            2,064        2,158
    Loans charged-off, net of recoveries.............        (250)         (68)
                                                           ------       ------
    Balance at end of period.........................      $1,814       $2,090
                                                           ======       ======

         As previously described, based on the improving trends in nonperforming assets and the coverage of general loss reserves, management determined that a provision for loan losses was not necessary during the third quarter of 1998 in order to maintain the loan loss reserves at adequate levels to absorb losses.


         Noninterest Income. Noninterest income for the third quarter of 1998 totaled $765,000 as compared to $521,000 for the third quarter of 1997. The increase in noninterest income was attributable to increases in (i) loan servicing fees resulting from Essex Home more than doubling its mortgage loan subservicing portfolio since December 31, 1997, (ii) mortgage banking income resulting from an increase in Essex First's residential loan originations coupled with sales in the secondary market and (iii) other noninterest income resulting from service charges and fees on the higher servicing volume at Essex
Home and deposit levels at the Bank.

         Noninterest Expense. Noninterest expense decreased from $2.3 million in the  third  quarter  of 1997 to $2.0  million  in the  third  quarter  of  1998.
Noninterest  expense during 1997 included a charge of $566,000  associated  with stock option compensation expense. Excluding the impact of this expense in 1997, noninterest expense  effectively  increased $244,000 as a result of the increase
EBI's loan origination and servicing  volumes and deposit levels,  the impact of which was evidenced by the increases in salaries and employee benefits,  deposit insurance  expense,  service bureau expense and other noninterest  expense,  the most significant components of which for the three months ended September 30 are presented below.
                                                                                               Increase
                                                         1998                 1997            (Decrease)
                                                         ----                 ----            ----------
       Loan expense............................        $  63,133            $  27,844            $35,289
       Telephone...............................           60,380               43,973             16,407
       Postage and courier.....................           46,599               33,689             12,910
       Stationery and supplies.................           24,610               26,233             (1,623)
       Advertising and marketing...............           44,036               31,851             12,185
       Corporate insurance.....................           26,154               28,110             (1,956)
       Travel..................................           18,260                8,542              9,718
       Franchise and other taxes...............           (3,299)               3,619             (6,918)
       Bank charges............................              107               10,172            (10,065)
       Year 2000 compliance....................           11,850                  260             11,590
       Other...................................           39,314               30,029              9,285
                                                        --------             --------            -------
                                                        $331,144             $244,322            $86,822
                                                        ========             ========            =======

Year 2000 Readiness

         As previously described in its 1997 Annual Report, EBI has established a company-wide task force to assess and remediate business risks associated with the Year 2000. This task force has developed and implemented a seven-phase Year 2000 plan consisting of the following components:

o Awareness - communication of the Year 2000 issue throughout EBI, including EBI's board of directors and senior management;

o Assessment - development of inventories and analysis and evaluation of hardware, software, services, forms, agencies and business partnerships and the assignment of rankings of business risk (the highest being "mission-critical") associated with each;

o Planning - development of comprehensive strategies and timelines for correcting non-compliant items, testing and documenting results, implementing and migrating enhancements and monitoring implementation results;

o Renovation - implementation of the required software and hardware changes, systems and interface modifications and conversions to replacement systems;

o Validation - completion of formal unit, system and integration testing and documentation of results;

o Implementation - integration of all corrected and validated items into the production environment;

o Post-Implementation - monitoring implementation results and responding to situations that invalidate corrections as implemented.

         EBI has completed the awareness, assessment and planning phases of its Year 2000 plan and is now proceeding with the renovation phase. It is anticipated that all reprogramming and replacement efforts will be substantially complete by December 31, 1998. Because EBI outsources substantially all of its data processing for loans, deposits and loan servicing, a significant component of the Year 2000 plan entails working with external vendors to test and certify their systems as Year 2000 compliant. EBI plans to complete its validation of mission-critical internal and external systems and operations by March 31, 1999. Concurrently with the readiness measures described above, EBI is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue.

         The total cost of the Year 2000 project (including the capitalized cost of new hardware and software) is estimated to be $350,000 and is being funded through operating cash flows. This estimate does not include any costs associated with the implementation of contingency plans, which are in the process of being developed. Management believes that most of the capitalized costs are associated with technology changes that will enable EBI to provide competitive services. During the nine months ended September 30, 1998, EBI recognized $32,000 of expense associated with this project. This amount does not include the implicit costs associated with the reallocation of internal staff hours to the Year 2000 project. Management believes EBI can incur Year 2000 project costs without adversely affecting future operating results. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate.


Liquidity

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1998, had a liquidity ratio of 11.88%.


Regulatory Matters

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At September 30, 1998, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal  Deposit  Insurance Act, as added by the FDIC
Improvement Act  ("FDICIA"),  requires each  appropriate  agency and the Federal
Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of September 30, 1998, the Bank was "well capitalized" for PCA purposes.

         The Bank's capital amounts and ratios as of September 30, 1998 are presented below (in thousands):

                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                          Actual                Adequacy Purposes           PCA Provisions
                                     ------------------        --------------------       --------------------
                                     Amount       Ratio        Amount         Ratio       Amount         Ratio
                                     ------       -----        ------         -----       ------         -----
   Total capital (to
     risk-weighted assets)           $16,983     13.65%          $9,956     8.0%          $12,445     =>10.0%
   Tier I capital (to
     risk-weighted assets)            15,681     12.60%           4,978     4.0%            7,467      =>6.0%
   Tier I capital (to
     total assets)                    15,681      7.37%           8,509     4.0%           10,637      =>5.0%
   Tangible capital (to
     total assets)                    15,681      7.37%           3,191     1.5%                -          -


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

Item 5.  Other Information -- Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits -- The  following  exhibits are filed as part of this Part
II:

                  Exhibit No.                  Description
                  -----------                  -----------

                      27                       Financial Data Schedule

         (b)   Reports on Form 8-K -- Not Applicable










                              [intentionally blank]

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     Essex Bancorp, Inc.





         November 10, 1998                     By:      /s/ Gene D. Ross
         -----------------                              ---------------------
              (Date)                                    Gene D. Ross
                                                        Chairman, President,
                                                        and Chief Executive
                                                        Officer





         November 10, 1998                     By:      /s/ Mary-Jo Rawson
         -----------------                              ---------------------
              (Date)                                    Mary-Jo Rawson
                                                        Chief Accounting Officer