Form 10-K405
period 1998-12-31
ESSEX BANCORP INC /NEW
filed 1999-03-31
CIK 847325

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                 December 31, 1998
                         -------------------------------------------------------

                                       OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------------------------------------

Commission file number                          1-10506
                      ----------------------------------------------------------

                               Essex Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

               Delaware                                           54-1721085
       -----------------------                                ----------------
       (State of organization)                                (I.R.S. Employer
                                                             Identification No.)

          The Koger Center
        Building 9, Suite 200
          Norfolk, Virginia                                          23502
       -----------------------                                   ----------
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

                                      None
                                      ----
                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of the Registrant's common stock on the American Stock Exchange on March 24, 1999 held by nonaffiliates of the Registrant was $2,839,336.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated by reference into Parts I and II hereof.

Portions of the Proxy Statement for the Annual Meeting to be held on May 27, 1999 are incorporated by reference into Part III hereof.

                               Essex Bancorp, Inc.
                       Annual Report on Form 10-K for the
                          Year Ended December 31, 1998

                                Table of Contents


                                                                           Page
                                                                           ----
Part I
------

Item 1            Business...............................................    3
Item 2            Properties.............................................   36
Item 3            Legal Proceedings......................................   37
Item 4            Submission of Matters to a Vote
                      of Security Holders................................   37


Part II
-------

Item 5            Market for Registrant's Common Equity
                      and Related Stockholder Matters....................   37
Item 6            Selected Financial Data................................   38
Item 7            Management's Discussion and
                      Analysis of Financial Condition
                      and Results of Operations..........................   38
Item 7A           Quantitative and Qualitative Disclosures
                      About Market Risk..................................   38
Item 8            Financial Statements and
                      Supplementary Data.................................   38
Item 9            Changes in and Disagreements with
                      Accountants on Accounting and
                      Financial Disclosure...............................   38


Part III
--------

Item 10           Directors and Executive Officers
                      of the Registrant..................................   39
Item 11           Executive Compensation.................................   40
Item 12           Security Ownership of Certain
                      Beneficial Owners and Management...................   40
Item 13           Certain Relationships and
                      Related Transactions...............................   40


Part IV
-------

Item 14           Exhibits, Financial Statement Schedules,
                      and Reports on Form 8-K............................   41

                                     PART I

Item 1.           Business

Organization and Background

         General. The following organizational chart depicts Essex Bancorp, Inc. and its subsidiaries as of December 31, 1998. It is intended to facilitate the readers' understanding of the companies discussed in this report. Following the chart is a glossary of terms which are used throughout this report.


                      Essex Bancorp, Inc. and Subsidiaries
                              Organizational Chart

                                             ---------------------
                                             |                   |
                                             |    The Company    |
                                             |                   |
                                             ---------------------
                                                      |
                                                      |
                                                      |
                                                      |
                                 ------------------------------------------
                                 |                                        |
                       ---------------------                     ---------------------
                       |                   |                     |                   |
                       |     The Bank      |                     |        EMC        |
                       |                   |                     |                   |
                       ---------------------                     ---------------------
                                 |                                        |
                                 |                                        |
            ---------------------------------------------------------------
            |                                  69%    |     31%
-----------------------                     ---------------------
|                     |                     |                   |
|    First Title      |                     |     Essex Home    |
|                     |                     |                   |
-----------------------                     ---------------------
                                                      |
                                                      |
                                            ---------------------
                                            |                   |
                                            |       EHADC       |
                                            |                   |
                                            ---------------------

         Unless otherwise noted, each company is owned 100% by its parent entity.

Defined Term                           Formal Name
------------                           -----------

Company                    Essex Bancorp, Inc.
Partnership                Essex Financial Partners, L.P.
Bancorp                    Essex Bancorp.
Bank                       Essex Savings Bank, F.S.B.
EMC                        Essex Mortgage Corporation
Essex First                Essex First Mortgage, a division of the Bank
First Title                First Title Insurance Agency LLC
Essex Home                 Essex Home Mortgage Servicing Corporation
EHADC                      E H Asset Disposition Corporation


         The Company is a Delaware corporation that is the holding company for the Bank, a federally-chartered savings bank which operates (i) four retail banking branches located in North Carolina and Virginia and (ii) Essex First, a division that engages principally in the origination and sale of residential mortgage loans. The Company's other principal operating subsidiary is Essex Home, a majority-owned subsidiary of the Bank that is engaged primarily in the servicing of mortgage loans owned by the Bank, governmental agencies and third party investors. At December 31, 1998, the Company had total assets of $231.0 million, total liabilities of $215.2 million, including total deposits of $187.6 million, and total shareholders' equity of $15.8 million.

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

         On June 30, 1995, the Company and the Bank signed an Agreement and Plan of Reorganization (the "Agreement") with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia based savings institution. On September 15, 1995, the Company and the Bank merged with Home Bancorp and Home Savings (the "Home Acquisition"). In exchange for all of the outstanding stock of Home Bancorp, the stockholders of Home Bancorp received 2,250,000 shares of nonvoting perpetual preferred stock of the Company with an aggregate redemption and liquidation value of $15.0 million and warrants to purchase 7,949,000 shares of the Company's common stock at a price of $0.9375 per share, which was the price of the Company's Common Stock as of June 30, 1995. The warrants became exercisable in September 1998 and will expire in September 2005.

         On May 28, 1998, the Company's shareholders approved an amendment of the Company's Certificate of Incorporation whereby the Company's total authorized capitalization increased to 30 million shares, consisting of 20 million shares of common stock and 10 million shares of preferred stock. The increase in authorized capitalization increases the Company's flexibility to issue additional shares of common stock and preferred stock to enable the Company to engage in strategic transactions, such as possible mergers or share exchanges with other entities. However, the Company has no present plans to issue shares in connection with any particular transaction.


Business Strategy of the Company and the Bank

         General. The Company has improved its financial, operational and competitive position over the past three years. As of December 31, 1998, the Company is well-capitalized and profitable on a core basis, experiencing relatively strong growth in retail deposits and postured to be competitive within the geographic markets served and the market niches pursued. The Company's business strategy is to raise the core earnings level through (i) continued asset growth, (ii) an improved net interest income ratio through continued emphasis in a broader range of loan and deposit products and (iii) enhanced noninterest revenues through increased cross-selling and continued growth in mortgage lending and servicing activities.

         Enhancement of Bank Franchise. In 1996, the Board of Directors of the Company formed a Strategic Evaluation Committee (the "Committee") to explore the possibility of further expansion or contraction by branch sales. It was concluded, with assistance from an independent consultant, that selling non-strategic bank branches and effectively shrinking the size of the asset base by approximately 50% was a strategy that ultimately would be in the best interests of the common and preferred shareholders of the Company. Accordingly, the Bank sold its branches in Charlotte, Raleigh, Greensboro and Wilmington, North Carolina and in Norfolk, Portsmouth, Hampton, Newport News and Grafton, Virginia (collectively, the "Branches") in three separate transactions over a nine-month period in 1996. The outcome of this strategy was that the Company retained its most strategic branches with the greatest potential for significant market share growth. See Note 5 on pages 36 and 37 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         During this downsizing period in 1996, the Bank continued its efforts to position itself as a service-oriented community-based institution to compete against the large regional/national banking companies whose orientation is towards larger accounts, centralized operations and higher service fees. To that end, the Bank and its mortgage banking subsidiary introduced a wider range of consumer and mortgage loan products to attract new business, maximize the potential of its existing customer base and enhance yields. The Company envisions further improving its franchise through emphasizing growth at existing branches through increased cross-selling, increasing market penetration in Tidewater and Richmond, Virginia and Northeastern North Carolina and opening complementary branches, such as a new branch site in Ashland, Virginia. This site was acquired in 1998 and a new retail bank branch is anticipated to be completed in September 1999. In addition, the Bank expects to offer its deposit customers a telephone information access system and debit cards.

         Diversification of Loan Products. The Company continues to emphasize the origination and purchase of residential construction and consumer loans because of the shorter-term nature of such loans and the higher yields available thereon when compared to permanent residential mortgage lending. However, construction and consumer lending is generally considered to involve a higher level of risk as compared to single-family residential lending. Notwithstanding the higher risk aspect, the portfolio of residential construction loans has grown steadily since the product's introduction in 1992 with a negligible loss on one foreclosed property in 1998 constituting the first loss in this portfolio. At this time, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risk and yields. For additional information, see "- Lending Activities - Construction Loans" and "- Consumer Loans."

         Maintenance of Asset Quality. The Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolio. This program consists of, among other things, a structured loan approval process including a loan committee, the periodic assessment of loan classifications, an annual review of all commercial real estate and builder relationships and the periodic evaluation of the adequacy of general loan loss
allowances.   By  deploying  these  processes  and  adhering  to   predetermined
underwriting procedures, management has been successful in reducing previously unacceptable levels of delinquencies and nonperforming assets. As a result, the
 .79% ratio of nonperforming assets to total assets at December 31, 1998 is the lowest since the Company went public in 1989.

         Expansion of Subservicing Activities. In its efforts to generate fee income, the Bank continues to pursue profitable residential mortgage loan servicing and subservicing. Essex Home is a service corporation subsidiary licensed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government
National Mortgage Association ("Ginnie Mae"). Essex Home also services and subservices loans for approximately eight private investors and 47 subservicing clients.

         Through various networking and referral opportunities and advertising efforts, Essex Home has attracted other financial institutions and mortgage banking firms interested in outsourcing their loan servicing function. By subservicing loans for others, the Bank will be able to utilize more fully its available resources in a cost efficient and profitable manner. Essex Home's largest subservicing contract was terminated effective June 1, 1997, but Essex Home has rebuilt the portfolio and its nonaffiliate servicing/subservicing portfolio increased from 5,500 loans totaling $354.2 million as of December 31, 1997 to 12,200 loans totaling $1.1 billion as of December 31, 1998.

         Containment of Operating Expenses. Historically, the Company's operating expenses have been high relative to those of other savings institutions of similar asset size. Significant reductions have been made in operating expenses and the Company has achieved a level of operating expenses that is appropriate considering the Company's activities in both loan origination and loan servicing. Nevertheless, management continues to evaluate the Bank's personnel needs and operating requirements in order to identify areas where additional measures may be taken to reduce costs. Although the Bank is committed to achieving a lower level of operating expenses relative to the Bank's operations, management recognizes that operating expenses will remain higher than much of the Bank's peer group due to the relatively low level of assets of Essex Home.

         Interest Rate Risk Management. Deposit accounts typically adjust more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, significant increases in interest rates may adversely affect the Bank's earnings. To reduce the potential volatility of the Bank's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank has (i) emphasized investment in adjustable-rate single-family residential loans or shorter-term (seven years or less), fixed-rate single-family residential loans,
(ii) sold longer-term (over seven years), fixed-rate single-family residential loans in the secondary market, (iii) maintained higher liquidity by holding short-term investments and cash equivalents and (iv) increased the average maturity of the Bank's interest-bearing liabilities by utilizing long-term advances and attempting to attract longer-term retail deposits.

         The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The Bank's one-year interest rate sensitivity gap amounted to a negative 17.9% at December 31, 1998, which reflects the impact of
(i) the lengthening of the initial adjustment term for adjustable-rate mortgage loans and (ii) the shortening deposit maturities as the Bank's deposit customers are reluctant to enter into extended maturities in the current low interest rate environment. The negative gap also reflects near-term maturities of higher-rate Federal Home Loan Bank advances. The Company will benefit from the lower cost of funds as these borrowings mature and may consider extended maturities in order to mitigate the impact of an increase in interest rates in the future. While the Company continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers' demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on pages 16 through 19 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

General

         The Company, as a registered savings and loan holding company, is subject to regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission (the "Commission"). The Bank, as a federally chartered savings bank, is subject to comprehensive examination by the OTS, as its chartering authority and primary regulator, and by the Federal Deposit Insurance Corporation ("FDIC"), which administers the Savings Association Insurance Fund ("SAIF"), which insures the Bank's deposits to the maximum extent permitted by law. The Bank is a member of the Federal Home Loan Bank of Atlanta ("FHLB"), which is one of 12 regional banks comprising the Federal Home Loan Bank System. The Bank is further subject to regulations of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") governing reserves required to be maintained against deposits and certain other matters.

         The Company's principal focus is currently on the origination (through Essex First) of both construction and permanent single-family residential loans (of which substantially all fixed-rate single-family residential loans with terms to maturity in excess of seven years are being sold by Essex First in the secondary market). Because of borrowers' preferences for fixed-rate mortgage loans during 1998, the Company also relied upon the acquisition of adjustable-rate residential loan portfolios to supplement Essex First's production of loans to be retained by the Bank. Moreover, in order to provide a full range of services to its customers and in accordance with the Company's asset and liability management policies, the Company recently has increased its emphasis of the origination of various types of consumer loans. In addition, the Company generates fee income by providing to third parties residential mortgage loan servicing and subservicing through Essex Home.

Lending Activities

         General. At December 31, 1998, the Company's net loan portfolio (excluding loans classified as held for sale) totaled $192.7 million, representing approximately 83.4% of its $231.0 million of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; loans for the construction of single-family properties; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; commercial business loans; and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA").

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

         Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 1998, the Bank's limit on loans-to-one borrower was $2.6 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing and potential customers.

         At December 31, 1998, the Bank's five largest commercial loans-to-one borrower and their related entities amounted to $1.4 million, $1.2 million, $789,000, $470,000 and $356,000. In addition, as of December 31, 1998, the
Bank's largest lines of credit with unaffiliated home builders consisted of one in the amount of $2.5 million (of which no funds had been drawn as of such date), another in the amount of $2.5 million (of which $435,000 had been drawn upon as of such date), another in the amount of $2.4 million (of which $1.3 million had been drawn upon as of such date), another in the amount of $1.5 million (of which $361,000 had been drawn upon as of such date) and another in the amount of $1.5 million (of which $286,000 had been drawn upon as of such date).

         At December 31, 1998, the $1.4 million commercial loan was classified based on a rating system adopted by the Company. Refer to "-Asset Quality Classified Assets" for a description of the classifications for problem assets. The components of this credit are (i) a commercial real estate loan of $939,000 as of December 31, 1998, which was originated in October 1987 in the amount of $1.0 million for the purpose of refinancing a mini-storage/office facility (76 mini-storage units and 38 office units) located in Virginia Beach, Virginia, and
(ii) a line of credit in the amount of $600,000 with an outstanding balance of $433,000 as of December 31, 1998. The Company occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. In addition, as of December 31, 1998, the Bank and its subsidiaries leased nine of the mini-storage units. The property was most recently appraised in November 1992 for $915,000. As of December 31, 1998, the Bank had established a $300,000 specific reserve with respect to the loans and the remaining $1.1 million was classified as substandard.

         Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                                            December 31,
                                             ---------------------------------------------------------------------
                                                        1998                    1997                    1996
                                                        ----                    ----                    ----
                                                  $          %             $         %             $         %
                                                  -          -             -         -             -         -
                                                                      (dollars in thousands)
Real estate:
   Single-family residential:
     First mortgages................           $152,891     78.6%       $130,486    76.8%       $103,643    70.0%
     Second mortgages...............              7,525      3.9           8,699     5.1          12,384     8.3
   Construction and development.....             19,430     10.0          16,583     9.8          17,190    11.6
   Commercial real estate...........              6,470      3.3           5,970     3.5           6,313     4.3
                                              ---------   ------       ---------  ------       ---------  ------
     Total real estate loans........            186,316     95.8         161,738    95.2         139,530    94.2

Commercial business loans...........              1,601       .8           1,883     1.1           1,915     1.3

Consumer loans:
   Other............................              5,984      3.1           5,426     3.2           5,828     3.9
   Secured by deposits..............                621       .3             805      .5             842      .6
                                             ----------    -----      ----------   -----      ----------   -----
     Total consumer loans...........              6,605      3.4           6,231     3.7           6,670     4.5
                                              ---------    -----       ---------   -----       ---------   -----

           Total loans..............            194,522    100.0%        169,852   100.0%        148,115   100.0%
                                                           =====                   =====                   =====
Less:
   Unearned loan fees and discounts.                  9                       29                       8
   Allowance for loan losses........              1,845                    2,382                   2,556
                                              ---------                ---------               ---------
                                                  1,854                    2,411                   2,564
                                              ---------                ---------               ---------

           Net Loans................           $192,668                 $167,441                $145,551
                                                =======                  =======                 =======

                                                        1995                    1994
                                                        ----                    ----
                                                    $         %             $         %
                                                    -         -             -         -
Real estate:
   Single-family residential:
     First mortgages................           $223,531     82.1%       $187,607    77.7%
     Second mortgages...............             13,398      4.9          18,717     7.8
   Construction and development.....             15,078      5.5          15,501     6.4
   Commercial real estate...........             10,611      3.9          11,499     4.8
                                               --------   ------        --------  ------
     Total real estate loans........            262,618     96.4         233,324    96.7

Commercial business loans...........              2,171       .8           1,824      .8

Consumer loans:
   Other............................              6,488      2.4           5,320     2.2
   Secured by deposits..............                994       .4             835      .3
                                             ----------    -----      ----------   -----
     Total consumer loans...........              7,482      2.8           6,155     2.5
                                              ---------    -----       ---------   -----

           Total loans..............            272,271    100.0%        241,303   100.0%
                                                           =====                   =====
Less:
   Unearned loan fees and discounts.                388                      482
   Allowance for loan losses........              5,251                    3,429
                                              ---------                ---------
                                                  5,639                    3,911
                                                                       ---------

           Net Loans................           $266,632                 $237,392
                                                =======                  =======

         Total loans decreased by an aggregate of $46.8 million or 19.4% from December 31, 1994 to December 31, 1998 primarily due to sales of second mortgage loans, the sale of loans in connection with the sale of the Bank's Florida branches in 1994 and the sale of loans in connection with the sale of the Branches in 1996. The acquisition of $32.3 million and $22.2 million of adjustable rate first mortgage loans in 1998 and 1997, respectively, and $3.2 million of fixed rate home improvement loans in 1998 partially offset the decline and reflects the Company's strategy of investing proceeds from the maturities of investment securities and funds provided by the growth in deposits into higher yielding loans. Over the five year period ended December 31, 1998, the Company has placed increased emphasis on single-family first mortgage loans, which, together with construction loans secured by single-family residences, increased from 84.1% of total loans held for investment at December 31, 1994 to 88.6% of total loans held for investment at December 31, 1998. Single-family second mortgage loans declined substantially from 7.8% of total loans held for investment at December 31, 1994 to 3.9% of total loans held for investment at December 31, 1998. The decline in second mortgage loans resulted from loan sales undertaken to reduce the regulatory risk-weighting of the Bank's assets and, thus, improve its risk-based capital ratio, while at the same time reducing earnings volatility associated with the amortization of deferred premiums and the increased credit risk associated with second mortgage loans. Commercial real estate loans decreased from 4.8% of total loans held for investment at December 31, 1994 to 3.3% of total loans held for investment at December 31, 1998, as did commercial business loans. Consumer loans increased from 2.5% of total loans held for investment at December 31, 1994 to 3.47% of total loans held for investment at December 31, 1998. The Company increased its emphasis during 1998 on the origination and purchase of various types of consumer loans and, consequently, expects the balance of such loans to increase.

         The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage and consumer loans) at December 31, 1998. Maturities are presented on a contractual basis. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Scheduled contractual principal repayments do not reflect the actual maturities of loans.

                                                             Commercial        Commercial
                                         Construction        Real Estate        Business           Total
                                         ------------        -----------        --------           -----
                                                                (dollars in thousands)
Amounts due:
    One year or less                       $17,756             $   260          $   706            $18,722
    After one year through
      five years                             1,558               5,305              778              7,641
    Beyond five years                          116                 905              117              1,138
                                          --------             -------           ------            -------
        Total                              $19,430              $6,470           $1,601            $27,501
                                            ======               =====            =====             ======

Interest rate terms on
    amounts due after one
    year:
      Fixed                               $    154              $2,698          $   778           $  3,630
                                           =======               =====           ======            =======
      Adjustable                           $ 1,520              $3,512          $   117           $  5,149
                                            ======               =====           ======            =======

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

         Mortgage Banking Activities. At December 31, 1998, Essex First conducted its operations out of four offices, which are located in Norfolk, Richmond, and Chester, Virginia, and Elizabeth City, North Carolina. Essex First also accepts loan applications through the Bank's branch office in Emporia, Virginia. During the years ended December 31, 1998, 1997, and 1996, Essex First originated $98.8 million, $65.6 million and $104.2 million of loans (consisting primarily of both permanent and construction loans secured by single-family residential real estate). During such periods, $33.5 million, $25.9 million and $29.3 million of such loans, respectively, were sold by Essex First to the Bank, with the remainder being sold by Essex First primarily to other private investors in the secondary market.

         Although the majority of the Bank's loan product is currently originated by Essex First, Essex First was established primarily to increase the volume of loans being originated for sale to private investors in the secondary market. Such loan sales generate fee income, while avoiding the interest rate and credit risk associated with holding long-term fixed-rate mortgage loans in its portfolio. Loans originated by Essex First for sale in the secondary market are originated in accordance with terms, conditions and documentation prescribed by the Freddie Mac, Fannie Mae and Ginnie Mae. However, Essex First does not generally sell mortgage loans to such government agencies and, instead, sells loans to private investors in the secondary market. Consequently, loans originated by Essex First for sale in the secondary market must also comply with any particular requirements of such private investors. Upon approval of a particular loan, Essex First provides an independent title company or attorney instructions to close the loan. Loan proceeds are disbursed and funded at the closing by Essex First. The loan documents are generally delivered to the private investor within 10 days of the closing and the price paid by the private investor for purchasing the loan is generally remitted within five to 10 days after such delivery. Although Essex First currently sells substantially all conventional loans without recourse (so that losses incurred as a result of nonperformance with respect to the loan become the responsibility of the purchaser of the loan as of the date of the closing), Essex First has in the past occasionally sold conventional loans in the secondary market with recourse, and may continue to sell certain conventional loans in the secondary market with recourse. As of December 31, 1998 there were $969,000 of loans outstanding which were previously originated and sold by Essex First in the secondary market with recourse.

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

         Loan Purchases and Sales. The Bank purchases from Essex First single-family mortgage loans which generally have adjustable rates or a term to maturity of seven years or less. In addition, the Bank continues to purchase first mortgage loans secured by single-family residential properties from selected financial institutions and mortgage banking companies in the secondary market. Such loans generally consist of ARMs or fixed-rate loans with terms of five, seven, or to a lesser extent, 15 years. Such loan purchases are secured by properties located both within and outside the Bank's primary markets. During the years ended December 31, 1998 and 1997, the Bank purchased $32.3 million and $22.2 million of loans, respectively, from various financial institutions and mortgage banking companies (other than Essex First) in the secondary market. The Company purchased less than $600,000 of loans in the secondary market during 1996 because of its emphasis on loan sales to accommodate the sale of the Branches.

         At December 31, 1998, 1997, and 1996, loans classified by the Company as held for sale amounted to $4.5 million, $2.2 million and $2.5 million, respectively. Except for loans originated for sale in the secondary market by Essex First, it is generally management's intention to hold originated and purchased loans for investment. Under certain circumstances, however, the Company may sell loans originally acquired for investment in order to address needs regarding liquidity, regulatory capital, interest rate risk, or other objectives. During 1996, the Bank sold first mortgage loans totaling $118.3 million in order to provide funds for the sale of the Branches. See Note 5 on pages 36 and 37 of the Notes to Consolidated Financial Statements of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         Loan Underwriting. Applications for all types of loans offered by the Bank are taken at all of the Bank's branch offices. Whereas Essex First limits its applications to residential mortgage loans. Residential mortgage loan applications are generally attributable to referrals from real estate brokers and builders, existing customers and, to a lesser extent, non-referral customers. Essex First also obtains applications for residential mortgage loans through loan officers who solicit and refer mortgage loan applications to Essex First. These loan officers are compensated in part on a commission basis and provide convenient origination services during banking and nonbanking hours. During 1996, Essex First established a wholesale lending program, which consists primarily of construction/permanent ("C/P") lending. Approved brokers are responsible for originating and processing C/P loans and submitting them to the Bank for underwriting approval and closing.

         Loans purchased by the Bank from Essex First or other financial institutions and mortgage banking companies in the secondary market are underwritten by the Bank in accordance with its underwriting guidelines and procedures (which generally follow Freddie Mac and Fannie Mae guidelines). All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. Specifically, when acting individually, the Chief Executive Officer and the Senior Underwriter are authorized to approve secured loans of up to $250,000 and unsecured loans of up to $25,000. When the Senior Underwriter acts together with the Chief Executive Officer, they are authorized to approve secured loans of up to $500,000 and unsecured loans of up to $50,000. All secured loans greater than $500,000 but not exceeding $1,000,000 require approval by the Bank's loan committee, which consists of the aforementioned officers and the Executive Vice President of the Bank. All secured loans greater than $1,000,000 and all unsecured loans greater than $50,000 must be approved by the Bank's loan committee and the Board of Directors of the Bank. In addition, all loans committed or approved by the Bank's loan committee are reported to the Board of Directors on a monthly basis. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

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

         Essex Home receives fees for servicing and/or subservicing mortgage loans. These fees serve to compensate Essex Home for the costs of performing the servicing/subservicing function. Other sources of loan servicing revenues include late charges and other ancillary fees. Servicing and subservicing fees are collected by Essex Home out of the monthly mortgage payments made by borrowers. For additional information concerning Essex Home and its servicing and subservicing portfolio, see "- Loan Fee Income."

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

         The policies must address certain lending considerations set forth in the Lending Guidelines, including supervisory loan-to-value ("LTV") limits, loan portfolio management, loan administration procedures and underwriting standards. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio, which is the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must include all senior liens when calculating this ratio. The Lending Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction (commercial, multi-family and nonresidential) (80%); improved property (85%); and one-to-four family residential (owner occupied) (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate credit enhancement in the form of mortgage insurance or readily marketable collateral). In most cases, the Company's loan underwriting guidelines with respect to LTV ratios are more stringent than the Lending Guidelines set forth above.

         Single-Family Residential Real Estate Loans. As part of management's efforts to reposition the Bank along the lines of a more traditional thrift institution, the Bank has increased its emphasis on loans secured by first liens on single-family residential real estate. At December 31, 1998, $152.9 million or 78.6% of the Company's total loans held for investment consisted of such loans.

         In recent years, the Company has been emphasizing for its portfolio single-family residential mortgage adjustable-rate loans which provide for periodic adjustments to the interest rate. These loans have up to 30-year terms and interest rates which adjust annually in accordance with a designated index after a specified period has elapsed. Depending on the loan product selected by the borrower, this period can range from one year to seven years. In order to be competitive and generate production, the ARMs offered by the Company provide for initial rates of interest below the rates which would prevail when the index used for repricing is applied. However, the Company underwrites certain loans (i.e., ARMs with 95% LTV) on a basis that is no less stringent than the underwriting guidelines of the Fannie Mae. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Approximately 48.3% of the permanent single-family residential loans in the Company's loan portfolio held for investment at December 31, 1998 had adjustable interest rates.

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

         The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation which permit their sale in the secondary market. Currently, fixed-rate single-family residential loans with terms to maturity of seven years or less are generally retained in the Company's portfolio while fixed-rate single-family residential loans with terms to maturity of over seven years are generally sold in the secondary market as market conditions permit. At December 31, 1998, approximately 51.7% of the permanent single-family residential loans held by the Company for investment consisted of loans which provide for fixed rates of interest. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

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

         The Company generally requires title insurance in order to secure the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. Substantially all of the properties securing all of the Company's mortgage loans originated or closed by the Bank and/or Essex First are appraised by independent appraisers that conform to guidelines established pursuant to FIRREA and regulations promulgated thereunder.

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

         Construction Loans. Construction lending activities generally are limited to the Company's primary market, with particular emphasis in the greater Richmond, Virginia market, the Tidewater, Virginia area and counties in northeastern North Carolina. More recently, the Company has expanded its construction lending presence into the Raleigh, North Carolina, Northern Virginia and Maryland markets. At December 31, 1998, construction loans amounted to $19.4 million or 10.0% of the Company's total loans held for investment. As of such date, the Company's entire portfolio of construction loans consisted of loans for the construction of single-family residences.

         The Company offers construction loans to individual borrowers as well as to local real estate builders, contractors and developers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a C/P mortgage loan basis. C/P loan originations are made by Essex First loan officers or through the wholesale C/P lending program, which is a network of 72 approved brokers. C/P loans are made to individuals who hold a contract with a licensed general contractor to construct their personal residence. The construction phase of the loan currently provides for monthly payments on an interest only basis at a designated prime rate (plus 100 basis points) for up to six months. Upon completion of construction, the loan converts to a permanent loan at either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential real estate financing. Essex First's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's C/P loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1998, the Company's C/P portfolio included 65 C/P loans with an aggregate principal balance of $9.3 million (and an additional $10.1 million was subject to legally binding commitments but had not been advanced as of such date).

         The Company also offers construction loans to real estate builders, contractors and developers for the construction of single-family residences on both a presold and speculative basis. Construction loans to builders generally have a three-year note with annual renewals throughout the term, with payments being made monthly on an interest only basis (generally, at 75 basis points to 200 basis points over a designated prime rate). Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant builders lines of credit up to designated amounts. The Company will generally limit the number of homes that may be built by any individual builder or developer on a speculative basis depending on the builder's financial strength and total exposure to other lenders. In 1998, the Company expanded its builder construction loan portfolio to include participations, which allows the Bank to leverage its capital in markets where Essex First does not have a mature builder construction presence. The Company intends to pursue more participation arrangements in the future. Although at December 31, 1998, the Company did not have any real estate acquisition and development loans in its portfolio, the Company may in the future, on a case-by-case basis, grant a limited amount of real estate acquisition and development loans.

         At December 31, 1998, the Company's builder construction loan portfolio included 110 loans to 41 different builders with an aggregate principal balance of $8.2 million (and an additional $37.9 million was subject to legally binding commitments but had not been advanced as of such date). Of this $8.2 million of builder loans, approximately $7.0 million consisted of construction loans for which there were no contracts for sale at the time of origination. In addition, the builder construction loan portfolio included one participation totaling $1.3 million at December 31, 1998.

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

         Commercial Real Estate Loans. The Company has also originated mortgage loans secured by multi-family residential and commercial real estate. At December 31, 1998, $6.5 million or 3.3% of the Company's total loans held for investment consisted of such loans.

         Commercial real estate loans originated by the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by small apartment buildings. At December 31, 1998, $1.2 million or 19.3% of the Company's total commercial real estate loans were comprised of multi-family residential loans.

         Although terms vary, commercial real estate loans generally are amortized over a period of up to 20 years and mature in seven years or less. The Company will originate these loans either with fixed interest rates or with interest rates which adjust in accordance with a designated index, which generally is negotiated at the time of origination. LTV ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the
Company's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process, which may be provided via mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

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

         Commercial Business Loans. From time to time, and in connection with its community bank activities, the Company has originated secured or unsecured loans for commercial, corporate, business and agricultural purposes. At December 31, 1998, $1.6 million or .8% of the Company's total loans held for investment consisted of commercial business loans. The Company's commercial business loans consist primarily of loans and lines of credit secured by various equipment, machinery and other corporate assets.

         Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. The Company continues to emphasize the origination and purchase of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At this time, however, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risks and yields. At December 31, 1998, $6.6 million or 3.4% of the Company's total loans held for investment consisted of consumer loans. The consumer loans offered by the Company include automobile loans, boat and recreational vehicle loans, mobile home loans, loans secured by deposit accounts and unsecured personal loans.

         The Company currently offers loans secured by deposit accounts, which amounted to $621,000 at December 31, 1998. Such loans are originated for up to 90% of the account balance, with a hold placed on the account restricting the withdrawal of the account balance. At December 31, 1998, the Company's loan portfolio also included $1.3 million of automobile loans, $329,000 of mobile home loans and $32,000 of boat and recreational vehicle loans.

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

         When loans are sold with servicing rights released to the buyer, the Company also recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan, which is dependent upon, among other things, the interest rate and market conditions at the time the sales price is locked-in with the buyer. Sales prices for loans originated for resale are generally locked-in with a buyer at the time of origination in order to minimize the Company's interest rate risk. When loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. Recognition of such gains creates originated mortgage servicing rights ("OMSRs") for the Company, which are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. OMSRs amounted to $484,000, $782,000 and $1.1 million at December 31, 1998, 1997 and 1996, respectively. For additional information regarding the Company's servicing assets, see Note 2 of the Notes to Consolidated Financial Statements on pages 33 through 36 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         Through Essex Home, the Company services loans that are owned by the Bank and other investors. At December 31, 1998, approximately 15,100 loans with principal balances of $1.2 billion were serviced or subserviced by Essex Home as compared to approximately 8,400 loans with principal balances of $482.7 million as of December 31, 1997. Notwithstanding the cancellation of its largest subservicing client (with approximately 7,000 loans totaling $858.9 million as of December 31, 1996) effective May 1997, Essex Home more than doubled its mortgage loan subservicing portfolio during 1998. The Company intends to further increase its servicing volume through the negotiation of new subservicing contracts (generally for two year terms) and the acquisition of servicing rights. Purchased mortgage servicing rights amounted to $347,000, $387,000 and $207,000 at December 31, 1998, 1997 and 1996, respectively. There are risks, however, associated with the acquisition of servicing rights because their value (i.e., future servicing revenues) is dependent upon the underlying loans being serviced. The Company amortizes its mortgage servicing rights in proportion to, and over the period of, the estimated future net servicing revenues of the underlying mortgage loans, taking into consideration market-based prepayment estimates. However, there can be no assurance that impairments will not be required in future periods if the lower interest rate environment results in the acceleration of prepayment activity in excess of current expectations.

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

         The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:

                                                                     December 31,
                                          -----------------------------------------------------------------
                                                  1998                   1997                   1996
                                          -------------------    -------------------   --------------------
                                            Amount   Percent       Amount    Percent      Amount    Percent
                                                                (dollars in thousands)
         30-59 days.....................   $   662     .34%       $   645     .38%        $1,156     .78%
         60-89 days.....................        46     .02            295     .17            335     .23
         90 or more days (1)............     1,166     .60          1,577     .93          2,938    1.98
                                             -----     ---          -----    ----          -----    ----
                                            $1,874     .96%        $2,517    1.48%        $4,429    2.99%
                                             =====     ===          =====    ====          =====    ====

          (1) Includes $21,000 and $30,000 of loans that were accruing interest at December 31, 1997 and 1996, respectively. There were no loans 90 days or more past due accruing interest at December 31, 1998.

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

         The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated (dollars in thousands):

                                                                           December 31,
                                               --------------------------------------------------------------------
                                                        1998                   1997                     1996
                                                        ----                   ----                     ----
                                                             % of                    % of                    % of
                                                             Total                   Total                   Total
                                                 Amount      Loans       Amount      Loans       Amount      Loans
                                                 ------      -----       ------      -----       ------      -----
Nonaccrual loans, net:
   Single-family residential................    $   697       .36%        $1,203      .71%        $2,513     1.70%
   Construction.............................          -        -             133      .08            220      .15
   Commercial...............................        328       .17            132      .08             22      .01
   Consumer.................................        141       .07             88      .05            153      .10
                                                -------       ---         ------     ----         ------     ----
     Total nonaccrual loans.................      1,166       .60          1,556      .92          2,908     1.96

Accruing loans 90 days or more past due.....          -        -              21      .01             30      .02

Troubled debt restructurings................         98       .05            209      .12            223      .15
                                                -------       ---         ------     ----         ------     ----
     Total nonperforming loans..............      1,264       .65          1,786     1.05          3,161     2.13

Foreclosed properties, net..................        571       .29          1,512      .89          2,054     1.39
                                                -------       ---         ------     ----         ------     ----

     Total nonperforming assets.............     $1,835       .94%        $3,298     1.94%        $5,215     3.52%
                                                  =====       ===          =====     ====          =====     ====

Nonperforming loans to total loans..........                  .65%                   1.05%                   2.13%
Nonperforming assets to total assets........                  .79                    1.69                    2.99
Allowance for loan losses to total loans....                  .95                    1.40                    1.73
Allowance for loan losses to nonaccrual
   loans....................................               158.23                  153.09                   87.90
Allowance for loan losses to nonperforming
   loans....................................               145.97                  133.37                   80.86

                                                        1995                   1994
                                                        ----                   ----
                                                             % of                    % of
                                                             Total                   Total
                                                 Amount      Loans       Amount      Loans
                                                 ------      -----       ------      -----
Nonaccrual loans, net:
   Single-family residential................   $  2,959      1.09%      $  3,158     1.31%
   Construction.............................        378       .14          1,253      .52
   Commercial...............................      2,636       .97          2,306      .96
   Consumer.................................        108       .04             57      .02
                                                -------      ----        -------     ----
     Total nonaccrual loans.................      6,081      2.24          6,774     2.81

Accruing loans 90 days or more past due.....        177       .06            539      .22

Troubled debt restructurings................        143       .05          1,049      .44
                                                -------      ----        -------     ----
     Total nonperforming loans..............      6,401      2.35          8,362     3.47

Foreclosed properties, net..................      4,856      1.78          5,290     2.19
                                                -------      ----        -------     ----

     Total nonperforming assets.............    $11,257      4.13%       $13,652     5.66%
                                                 ======      ====         ======     ====

Nonperforming loans to total loans..........                 2.35%                   3.47%
Nonperforming assets to total assets........                 3.32                    4.61
Allowance for loan losses to total loans....                 1.93                    1.42
Allowance for loan losses to nonaccrual
   loans....................................                86.35                   50.62
Allowance for loan losses to nonperforming
   loans....................................                82.03                   41.01


         The decrease in nonperforming assets consisted of a $522,000 decline in nonperforming loans and a $941,000 decline in foreclosed properties. The decrease in nonaccrual loans was attributable to the improvement in asset quality evidenced by the decline in delinquencies from $940,000 at December 31, 1997 to $708,000 at December 31, 1998. Gross interest income that would have been recorded during the years ended December 31, 1998, 1997, and 1996 if the Company's nonaccrual loans at the end of such periods had been performing in accordance with their terms during such periods was $115,000, $171,000 and $291,000, respectively.

         The Company's decrease in foreclosed properties reflected the impact of the continuing decline in nonperforming and delinquent loans during 1998 and the sale of 12 of the 13 properties held at December 31, 1997.

         For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets" on pages 7 and 8 and Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 38 through 40 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

         In addition to the nonperforming assets discussed above, at December 31, 1998, the Company had classified for regulatory and internal purposes an additional $2.0 million of assets, $1.5 million of which were classified substandard, $152,000 of which were classified doubtful and $336,000 of which were classified loss.

         Allowance for Losses on Loans and Foreclosed Properties. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of the inherent risks in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses which are charged against income. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. For additional information, see Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 38 through 40 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                                        Year Ended December 31,
                                                 -----------------------------------------------------------------
                                                     1998         1997           1996        1995        1994
                                                     ----         ----           ----        ----        ----
                                                                    (dollars in thousands)
Loans, net of unearned fees and discounts:
     Year-end..................................     $194,513     $169,823      $148,107    $271,883    $240,821
     Average outstanding during period.........      172,760      156,217       216,803     251,108     218,806

Allowance for loan losses:
     Balance, beginning of year................       $2,382       $2,556        $5,251      $3,429      $3,039
     Allowance transferred in connection
         with the Home Acquisition.............            -            -             -         500           -
     Provision for loan losses.................           13          113         1,411       2,477       1,604
                                                     -------       ------         -----       -----       -----
                                                       2,395        2,669         6,662       6,406       4,643
     Charge-offs, net of recoveries (1):
         Commercial (2)........................           40         (366)        2,892         644           -
         Real estate - mortgage................          288          535           894         494       1,255
         Real estate - land....................          133            -             -           -           -
         Consumer .............................           89          118           320          17         (41)
                                                     -------       ------         -----       -----       -----
              Total (2)........................          550          287         4,106       1,155       1,214
                                                     -------       ------         -----       -----       -----
     Balance, end of year......................       $1,845       $2,382        $2,556      $5,251      $3,429
                                                       =====        =====         =====       =====       =====

Ratio of net charge-offs to average
  outstanding loans (2)........................         .32%          .18%         1.89%        .46%        .55%
Allowance for loan losses to year-end
  total nonperforming loans....................      145.97%       133.37%        80.86%      82.03%      41.01%
Allowance for loan losses to year-end
  loans, net of unearned fees and discounts....         .95%         1.40%         1.73%       1.93%       1.42%

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
                                                              December 31,
                      --------------------------------------------------------------------------------------------
                               1998            1997              1996                1995              1994
                      ----------------    ---------------   ----------------    ----------------  ----------------
                       Amount  Percent    Amount  Percent   Amount   Percent    Amount   Percent  Amount   Percent
                       ------  -------    ------  -------   ------   -------    ------   -------  ------   -------
                                                        (dollars in thousands)

Residential mortgage  $   855    92.5%    $1,139   91.7%    $1,636    89.9%     $2,607    92.5%    2,068    91.9%
Commercial (1)            560     4.1        545    4.6        505     5.6       1,530     4.7       861     5.6
Consumer                  285     3.4        254    3.7        299     4.5         323     2.8       467     2.5
Unallocated               145      -         444      -        116      -          791      -         33       -
                       ------   ----      ------  -----     ------   -----      ------   -----     -----   -----
                       $1,845   100.0%    $2,382  100.0%    $2,556   100.0%     $5,251   100.0%   $3,429   100.0%
                        =====   =====      =====  =====      =====   =====       =====   =====     =====   =====

(1) Includes commercial real estate and commercial business loans.

         The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:

                                                                            Year Ended December 31,
                                                                   -----------------------------------------
                                                                    1998              1997              1996
                                                                    ----              ----              ----
                                                                            (dollars in thousands)
         Balance at beginning of year.....................         $ 155             $ 179              $199
         Provision for losses on
           foreclosed properties..........................           126               159               (21)
                                                                    ----              ----              ----
                                                                     281               338               178
         Charge-offs, net of recoveries...................          (167)             (183)                1
                                                                    ----              ----             -----
         Balance at end of year...........................         $ 114             $ 155              $179
                                                                    ====              ====               ===

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

         The   following   table  sets  forth  the  activity  in  the  Company's
mortgage-backed securities portfolio during the periods indicated:

                                                          At or For the Year Ended December 31,
                                                          -------------------------------------
                                                         1998               1997            1996
                                                         ----               ----            ----
                                                                  (dollars in thousands)
         Balance at beginning of year............       $1,905             $1,905         $15,650
         Sales...................................            -                  -          (9,915) (1)
         Repayments..............................         (448)                 -          (3,668) (2)
         Amortization............................           (1)                 -              (8)
         Valuation adjustments...................            -                  -            (154)
                                                      --------           --------         -------
         Balance at end of year..................       $1,456             $1,905         $ 1,905
                                                         =====              =====          ======

         Weighted average coupon at end
            of year..............................         5.90%             6.65%            6.40%
                                                          ====              ====             ====

          (1) Represents sale of mortgage-backed securities in connection with the sale of branches during 1996.
          (2) Includes the termination and reclassification of a Company-issued second mortgage REMIC totaling $2.7 million from mortgage-backed securities to loans.

         The Company's investment in mortgage-backed securities at December 31, 1998 consists solely of a $1.5 million Fannie Mae guaranteed adjustable rate REMIC. The Company's mortgage-backed securities are carried in accordance with generally accepted accounting principles. See Note 7 of the Notes to
Consolidated Financial Statements on page 38 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

         The Bank's investment securities portfolio is managed by the Treasurer of the Bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis and by the Asset and Liability Management Committee as circumstances warrant. The Bank currently emphasizes lending activities in order to increase the weighted average yield on the Bank's interest-earning assets. The Bank's investment securities are carried in accordance with generally accepted accounting principles. See Note 6 of the Notes to Consolidated Financial Statements on page 37 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                                                      December 31,
                                                1998                      1997                       1996
                                      -----------------------   -----------------------   ------------------------
                                       Carrying      Market       Carrying      Market      Carrying      Market
                                         Value        Value         Value        Value        Value        Value
                                                                 (dollars in thousands)
     U.S. Government securities......    $    -       $    -       $    -       $    -       $1,003       $1,003
     U.S. Government agency
        securities (1)...............     2,750        2,704        2,299        2,217        5,000        4,887
     FHLB stock......................     1,549        1,549        1,431        1,431        2,540        2,540
                                          -----        -----        -----        -----        -----        -----
         Total (2)...................    $4,299       $4,253       $3,730       $3,648       $8,543       $8,430
                                          =====        =====        =====        =====        =====        =====

     (1) The $2.8 million of U.S. Government agency securities held for investment at December 31, 1998 consists of two notes issued by the FHLB. A $2.0 million FHLB note adjusts semi-annually based on the yield of three-year constant maturity treasury notes and matures in the year 2000. A $750,000 fixed-rate FHLB note matures in the year
          2002  provided  the one-time  call option is not  exercised in October
          1999.

     (2) Does not include investment securities classified as available for sale which consisted of an $18,000, $17,000 and $9,000 investment in a money market mutual fund at December 31, 1998, 1997 and 1996, respectively.

         Information regarding the carrying values,  contractual  maturities and
weighted  average  yield  of  the  Company's  investment   securities  held  for
investment  (excluding FHLB stock) at December 31, 1998 is presented below. FHLB stock  is  neither  a debt nor an  equity  security  because  its  ownership  is restricted and it lacks a market.  FHLB stock can be sold at its par of $100 per share only to the FHLBs or to another member institution.
                                                  One Year     After One to    After Five to   Over 10
                                                   or Less      Five Years       10 Years       Years      Total
                                                   -------      ----------       --------       -----      -----
                                                                          (dollars in thousands)
     U.S. Government agency securities......          $750        $2,000        $     -     $      -      $2,750
                                                       ===         =====         ======      =======       =====

     Weighted average yield.................         5.03%          4.21%             -%           -%       4.43%
                                                     ====         ======         =======     =======       =====

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

         The Bank's deposits are currently obtained primarily from residents in its primary market area. The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. Currently, the Company does not advertise for retail deposits outside of its local market area or utilize the services of deposit brokers. Management estimates that as of December 31, 1998, deposit accounts totaling $4.0 million or 2.1% of the Bank's total deposits were held by nonresidents of Virginia or North Carolina. These out-of-market deposits include jumbo certificates of deposits owned largely by financial institutions which totaled $1.2 million at December 31, 1998, and represented a decline from the $1.9 million of such certificates at December 31, 1997. These jumbo certificates of deposit were obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Company and were not obtained through deposit brokers.

         The following table sets forth the average balances and rates of the Company's deposits for the periods indicated:

                                                                   Year Ended December 31,
                                          ----------------------------------------------------------------------
                                                 1998                        1997                    1996
                                          -------------------        ------------------      ------------------
                                          Average                    Average                 Average
                                          Balance       Rate         Balance       Rate      Balance       Rate
                                          -------       ----         -------       ----      -------       ----
                             (dollars in thousands)

     Noninterest-bearing deposits...    $    9,504          -%     $    3,143         -%   $    1,433         -%
     Passbook savings...............         4,225       3.49           3,839      3.48         6,782      3.33
     NOW accounts...................         4,361       2.81           4,344      2.83         5,332      2.80
     Money market accounts..........        26,845       4.91          21,401      4.87        21,104      4.50
     Certificates of deposit:
         Consumer...................        51,747       5.68          53,256      5.78        92,771      5.83
         Mini-jumbo.................        55,524       5.65          44,932      5.65        71,269      5.69
         Jumbo......................        14,481       5.73          13,206      5.78        19,670      5.86
                                          --------                   --------                --------
                                          $166,687                   $144,121                $218,361
                                           =======                    =======                 =======



         The following table shows the interest rate and maturity information for the Company's time deposits at December 31, 1998:

                                                                      Maturity Date
                                    --------------------------------------------------------------------------
                                    One Year                                               Over
                                     or Less          1-2 Years          2-3 Years        3 Years        Total
                                     -------          ---------          ---------        -------        -----
                                                                 (dollars in thousands)
4.01% to 5.00%.............          $12,728          $    462          $     58         $     -       $ 13,248
5.01% to 6.00%.............           75,572            13,912             5,790           4,881        100,155
6.01% to 7.00%.............            5,573             6,347               628           4,854         17,402
7.01% to 8.00%.............              266             2,709                 -               -          2,975
8.01% to 9.00%.............                -                 6                 -               -              6
                                     -------          --------           -------          ------       --------
                                     $94,139           $23,436            $6,476          $9,735       $133,786
                                      ======            ======             =====           =====        =======

         The  following  table shows the  Company's  certificates  of deposit of
$100,000 or more outstanding at the dates indicated:
                                                                             December 31,
                                                        ---------------------------------------------------
                                                            1998                 1997               1996
                                                            ----                 ----               ----
                                                                        (dollars in thousands)

         3 months or less........................         $  3,914            $  4,624            $  2,709
         Over 3 through 6 months.................            5,002               4,785               3,505
         Over 6 through 12 months................            7,698               3,747               2,625
         Over 12 months .........................            6,072               5,365               5,919
                                                            ------              ------              ------
                  Total..........................          $22,686             $18,521             $14,758
                                                            ======              ======              ======

         The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

         Borrowings. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing
Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and mortgage-backed securities, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank had a $1.5 million investment in stock of the FHLB at December
31, 1998, which was in compliance with this requirement. At December 31, 1998, the Bank had $24.9 million of advances outstanding from the FHLB.

         The  following  table  presents  certain   information   regarding  the
Company's FHLB advances at the dates and for the periods indicated:
                                                                At or For the Year Ended December 31,
                                                         -------------------------------------------------
                                                          1998                  1997                 1996
                                                          ----                  ----                 ----
                                                                      (dollars in thousands)
         Balance at end of period..................      $24,908               $23,547             $25,690
         Weighted average interest rate
              at end of period.....................         5.89%                 5.75%              6.14%
         Maximum amount outstanding
              at any month's end...................      $30,975               $28,118             $29,833
         Average amount outstanding
              during the period....................      $21,553               $24,885             $27,137
         Weighted average interest rate
              during the period....................         5.71%                 5.92%               5.99%

         The outstanding FHLB advances at December 31, 1998 mature as follows (in thousands):

                  1999....................................      $17,308
                  2000....................................        7,600
                                                                -------
                                                                $24,908

         The Company's notes payable amounted to $72,000 and $96,000 at December 31, 1997 and 1996, respectively. Notes payable on these dates consisted solely of a note payable to the former president of an acquired savings institution and its holding company. The note accrued interest at 9.50% per annum. Originally, the note was due in five equal annual installments, plus accrued interest thereon. However, in conjunction with a severance settlement with the former employee, the Company repaid this note in its entirety in February 1998.

         During 1989 and 1990, the Bank sold $3.3 million of subordinated capital notes with a ten-year maturity. The notes were issued in minimum denominations of $2,500 at interest rates ranging between 11.5% and 12.0%. In July 1993, the Bank redeemed $2.8 million of the subordinated capital notes. The Company's subordinated capital notes amounted to $628,000 at December 31, 1995. In August 1996, the Bank redeemed the remaining subordinated capital notes at par in their entirety

         Other Liabilities. As of December 31, 1998 and 1997, other liabilities of the Company included a $703,000 obligation to the Company's Chief Executive Officer resulting from the exercise of his stock appreciation rights in November 1997. A determination has not yet been made as to the date and method of payment to satisfy this obligation. See Note 19 of the Notes to Consolidated Financial Statements on pages 46 and 47 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

Year 2000 Readiness

         For information about the Company's Year 2000 readiness and associated costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Readiness" on pages 21 and 22 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

Employees
         As of December 31, 1998, the Company employed 108 full-time employees and 11 part-time employees.

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

         Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company which holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to, the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

         Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity which controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies which are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions between a savings institution and its subsidiaries and an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies, or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

         In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1998, the Bank was in compliance with the above restrictions.

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

         Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed under "-Prompt Corrective Action" below. These three groups are then divided into subgroups which are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications. Effective January 1, 1998, assessment rates for SAIF-insured institutions range (except as described below) from 0 basis points of insured deposits for well-capitalized institutions with minor supervisory concerns to 27 basis points of insured deposits for undercapitalized institutions with substantial supervisory concerns. In addition, an additional assessment approximating 6.1 basis points is added to the regular SAIF-assessment until December 31, 1999 in order to cover Financing Corporation ("FICO") debt service payments.

         Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF previously achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted on September 30, 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, on November 8, 1996, the Bank was notified by the FDIC that its application for exemption had been approved. As a result, the Bank was exempt from paying the special one-time assessment (which would have amounted to $1.8 million). Instead, the Bank is continuing to pay future assessments through 1999 at the assessment rate schedule in effect as of June 30, 1995. Therefore, as of December 31, 1998, the Bank's annual assessment for deposit insurance was 26 basis points of insured deposits as opposed to three basis points of insured deposits (the assessment rate otherwise charged to "well capitalized" savings institutions such as the Bank).

         Another component of the SAIF recapitalization plan provided for the merger of the SAIF and the BIF on January 1, 1999, provided no insured depository institution is a savings association on that date. The merger of the SAIF and the BIF did not occur on such date as there continue to be savings associations. Such a merger of the SAIF and the BIF may occur in the future if legislation containing such a provision is enacted. If legislation is enacted which required the Bank to convert to a bank charter, the Company would become a bank holding company subject to the more restrictive activity limits imposed on bank holding companies unless special grandfather provisions are included in the legislation. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

         Regulatory Capital Requirements. OTS capital regulations require savings institutions to satisfy minimum capital standards: risk-based capital requirements, a leverage requirement and a tangible capital requirement. Savings institutions must meet each of these standards in order to be deemed in compliance with OTS capital requirements. In addition, the OTS may require a savings institution to maintain capital above the minimum capital levels.

         All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, a savings institution is required to maintain core capital equal to a minimum of 3% of adjusted total assets. (In addition, under the prompt corrective action provisions of the OTS regulations, all but the most highly-rated institutions must maintain a minimum leverage ratio of 4% in order to be adequately capitalized. See " Prompt Corrective Action.") A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

         At December 31, 1998, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                                                             Minimum
                                                   Actual                  Requirement           Excess
                                                   ------                  -----------           ------
     Tangible capital                        $16,071     6.97%          $3,459     1.5%          $12,612
     Core capital                             16,071     6.97            6,917     3.0             9,154
     Risk-based capital                       17,364    13.09           10,609     8.0             6,755

         For further information regarding the Bank's actual capital ratios and minimum requirements under FDICIA, see Note 21 of the Notes to Consolidated Financial Statements on pages 49 and 50 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference. At December 31, 1998, the Bank exceeded all of its capital requirements under FDICIA.

         The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels well above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk, (ii) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations and (iii) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

         In March 1999, the federal banking agencies amended their risk-based and leverage capital standards to make uniform their regulations. In particular, the agencies made risk-based capital treatments for construction loans on presold residential properties, real estate loans secured by junior liens on 1-to-4 family residential properties, and investments in mutual funds consistent among the agencies, and simplified and made uniform the agencies' Tier 1 leverage capital standards. The most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3%, with all other institutions required to maintain a minimum leverage ratio of 4%. The OTS regulations now state that higher-than-minimum capital levels may be required if warranted, and that institutions should maintain capital levels consistent with their risk exposures.

         Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The federal banking agencies, including the OTS, adopted substantially similar regulations to implement Section 38 of the FDIA, effective as of December 19, 1992. Under the regulations, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and does not meet the definition of "critically undercapitalized," and
(v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1998, the Bank was considered a "well capitalized" institution under the prompt correction action provisions of FDIA.

         Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 1998, had a liquidity ratio of 12.74%.

         Qualified Thrift Lender Test. All savings associations are required to meet a QTL test set forth in Section 10(m) of HOLA and regulations of the OTS thereunder in order to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank, (ii) the branching powers of the association shall be restricted to those of a national bank, (iii) the association shall not be eligible to obtain any advances from its FHLB and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

         Under applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or
(ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1998, the Bank was in compliance with the QTL test.

         Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions.

         In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the regulation, however, would require the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required.

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

         As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount equal to at least 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations at the beginning of each year. At December 31, 1998, the Bank had $1.5 million in FHLB stock, which was in compliance with this requirement.

         Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1998, the Bank was in compliance with applicable requirements. However, because required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

         Safety and Soundness. Effective August 9, 1995, the federal banking regulatory agencies jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. The federal banking regulatory agencies also adopted asset quality and earnings standards within the Guidelines, which became effective October 1, 1996. The Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness ("Year 2000 Guidelines") were implemented in 1998 and set forth safety and soundness standards to ensure that insured depository institutions will be able to successfully continue business operating after January 1, 2000. If an insured depository institution fails to meet any of its prescribed standards as described above, it may be required to submit to the appropriate federal banking agency a compliance plan specifying the steps that will be taken to cure the deficiency and the time within which these steps will be taken. If an institution fails to submit an acceptable plan or fails to implement the plan, the appropriate federal banking agency will require the institution or holding company to correct the deficiency and until corrected, may impose restrictions on the institution or holding company, including any of the restrictions applicable under the prompt corrective action provisions of FDICIA. At December 31, 1998, the Bank was in compliance with the Guidelines and the Year 2000 Guidelines.

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

         In addition to regular corporate income tax, corporations are subject to an alternative minimum tax which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by certain tax preference items and determined with adjustments to certain regular tax items). The adjustments which are generally applicable include an amount equal to a percentage of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this adjustment and prior to reduction for alternative tax net operating losses) exceeds its alternative minimum taxable income without regard to this adjustment. Alternative minimum tax paid can be credited against regular tax due in later years. See Note 14 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

         State Taxation. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the combined "Virginia taxable income" of the Bank and its subsidiaries and EMC. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes, and a recomputation of the bad debt reserve deduction on reduced modified taxable income.

         Because consolidated or combined income tax returns are not allowed under North Carolina law, the Bank and its subsidiaries that conduct business in North Carolina are separately subject to an annual corporate income tax of 7.75% of their federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank and its subsidiaries are subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greater of the respective entity's (i) capital stock, surplus, and undivided profits, (ii) investments in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

         Furthermore, the Company is separately subject to an annual state franchise tax in Delaware.


Item 2.           Properties

         The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 1998.

                                                       Lease           Date           Total      Net Book
                                   Owned/         Expiration Date    Acquired/       Office      Value at
Location                           Leased        Including Options    Leased       Square Ft.(1) 12/31/98 (2)
--------                           ------        -----------------    ------     --------------  ----------
The Company
Executive Office:
The Koger Center                   Leased              01/31/02         10/96         7,328     $  20,772
Building 9, Suite 200
Norfolk, VA  23502

The Bank
Main Office:
400 W. Ehringhaus Street            Owned                  -            11/78         3,805       189,805
Elizabeth City, NC  27906

Branch Offices:
520 South Main Street               Owned                 -             05/86         6,517       670,855
Emporia, VA  23847

1401 Gaskins Road                  Owned (3)              -             09/98         6,782       663,374
Richmond, VA  23233

2825 Godwin Boulevard              Owned (4)              -             04/98         3,245       762,819
Suffolk, VA  23434

Essex First
The Koger Center                   Leased             01/31/02          10/96         5,554             -
Building 9, Suite 200
Norfolk, VA  23502

1401 Gaskins Road               Leased (3), (5)           -             09/98         3,078             -
Richmond, VA  23233

2430 Southland Drive, 3rd Floor    Leased             05/31/99          06/93         2,000             -
Chester, VA  23831

400 W. Ehringhaus Street          Leased (5)               -            07/94           750             -
Elizabeth City, NC  27906

Essex Home
2420 Virginia Beach Blvd.          Leased             12/31/01          12/91        11,950         5,770
Virginia Beach, VA  23454

(1)  Total office square feet excludes leased common area.
(2) Consists of the net book value of land and buildings if owned, or leasehold improvements if leased.
(3) In September 1998, the Bank completed the purchase of this previously-leased facility (since May 1995).
(4) The Bank's Suffolk, Virginia branch was relocated from a facility that had been leased since September 1995 to a newly-constructed, Bank-owned branch in April 1998.
(5)  Leased from the Bank.

         The Bank has acquired land with a carrying value of $146,516 at December 31, 1998 for the construction of a new branch in Ashland, Virginia. The Bank anticipates completion of construction in September 1999.

Item 3.           Legal Proceedings

         The Company and its subsidiaries are involved in routine legal proceedings occurring in the ordinary course of business which in the aggregate are believed by management to be immaterial to the financial condition of the Company.


Item 4.           Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of the stockholders of the Company through the solicitation of proxies, or otherwise, during the fourth quarter of the year ended December 31, 1998.


                                     PART II


Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters

         The Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "ESX." The information contained on page 54 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Stock Price Information," is incorporated herein by reference. As a company listed on the AMEX, the Company is subject to the AMEX rules regarding continued listing, and does not fully satisfy those continued listing guidelines. Accordingly, there can be no assurance that the listing of the Common Stock on the AMEX will be continued. In this regard, however, the Company believes that its recently improved operating results will favorably impact the AMEX's evaluation.

         As of March 31, 1999, there were 1,060,642 shares of Common Stock outstanding, which were held by approximately 2,000 persons. The number of persons holding shares of Common Stock reflects an estimate of the number of persons or entities holding their stock in nominee or "street" name through various brokerage firms or other entities.

Dividends

         Neither the Company nor its predecessor (the Partnership) has declared any capital distributions since the fourth quarter of 1991. The Company does not anticipate the payment of dividends on the Common Stock in the foreseeable future.

         The Company's ability to pay dividends on the Common Stock will depend primarily on the receipt of dividends from the Bank. While the Company and the Bank are not operating under any supervisory agreements, the Bank must seek a letter of nonobjection from the OTS prior to making dividend payments to the Company.

         In connection with the Home Acquisition, the Company issued 2,250,000 shares of nonvoting perpetual preferred stock with an aggregate redemption and liquidation value of $15.0 million in exchange for all of the outstanding stock of Home Bancorp. The preferred stock is redeemable at the option of the Company. The 2,125,000 shares of Series B preferred stock bear a cumulative annual dividend rate of 9.5% (based on redemption value) and the 125,000 shares of Series C preferred stock bear a cumulative annual dividend rate of 8.0% (based on redemption value). The Series C preferred stock is senior to Series B preferred stock with respect to the payment of dividends, and the holders of the

Series C preferred stock may, in their discretion, from time to time in whole or in part, elect to convert such shares of Series C preferred stock into a like amount of Series B preferred stock. At December 31, 1998, dividends and accrued interest thereon in arrears on the Series B and Series C preferred stock were $4,997,493 and $242,613, respectively.

         Also in connection with the Home Acquisition, the stockholders of Home Bancorp received warrants to purchase 7,949,000 shares of Common Stock at a price of $0.9375 per share, which was the price of the Common Stock as of June 30, 1995. The warrants became exercisable beginning in September 1998 and will expire in September 2005.


Item 6.           Selected Financial Data

         The selected financial data for the five years ended December 31, 1998, which appears on page 4 of the 1998 Annual Report to Stockholders attached hereto as Exhibit 13, is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         The information contained on pages 5 through 23 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

         The information contained on pages 16 through 19 of the 1998 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Market Risk Management" is incorporated herein by reference.


Item 8.           Financial Statements and Supplementary Data

         The consolidated balance sheets of the Company as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, along with the related notes to consolidated financial statements and the report of PricewaterhouseCoopers LLP, independent accountants, are incorporated herein by reference from pages 24 through 53 of the Company's 1998 Annual Report to Stockholders, which is attached hereto as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant

         Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on May 27, 1999 under the heading "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.

         Set forth below is information with respect to the executive officers of the Company and its subsidiaries who do not serve as directors of the Company.

             Name                   Age                              Title
             ----                   ---                              -----
   Earl C. McPherson                45            President of Essex First and Executive
                                                  Vice President of Loan Production and
                                                  Secondary Marketing of the Bank

   Roy H. Rechkemmer, Jr.           36            Senior Vice President of Finance and Treasurer
                                                  of the Company and the Bank

   Mary-Jo Rawson                   45            Vice President and Chief Accounting
                                                  Officer of the Company and the Bank

         Earl C. McPherson. Mr. McPherson presently serves as President of Essex First and as Executive Vice President of Loan Production and Secondary Marketing of the Bank. Mr. McPherson served as director, President and Chief Executive Officer of Essex First Mortgage Corporation until its merger with the Bank on December 31, 1998. Mr. McPherson served as President of Essex Industrial Loan Association/Virginia Beach from January 1992 through May 1992. From January 1990 through December 1991, Mr. McPherson served as President of Mortgage Centers, Inc. ("MCI"). Prior to his employment with MCI, Mr. McPherson served as Divisional, Regional, and Training Director for Security Pacific Financial Services, Inc. Mr. McPherson has a Bachelor of Arts from the University of Richmond. Mr. McPherson also attended the American Financial Services Association Management program at the University of North Carolina at Chapel Hill.

         Roy H. Rechkemmer, Jr. Mr. Rechkemmer presently serves as Senior Vice President of Finance and Treasurer of the Company and the Bank. Mr. Rechkemmer also serves as chairman of the Bank's Asset and Liability Management Committee, manager of the Bank's investment portfolio and administrator of the Bank's branches. Mr. Rechkemmer received a Bachelor of Science Degree in Finance from the University of Wisconsin-La Crosse in 1985 and is a Chartered Financial Analyst. He has been employed by the Bank and subsidiaries since 1987.

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

         Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on May 27, 1999 under the heading "Compliance with Section 16(a) of the Exchange Act," and the information included therein is incorporated herein by reference.


Item 11. Executive Compensation

         Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on May 27, 1999 under the headings "Directors Fees" and "Executive Compensation."


Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on May 27, 1999 under the headings "Securities Ownership of Certain Beneficial Owners" and "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.


Item 13. Certain Relationships and Related Transactions

         Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on May 27, 1999 under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.

                                     PART IV


Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)              1.     Financial Statements:
                                                                                              Page in
                                                                                              Annual
                                                                                              Report*
                                                                                              -------
                  The  following  documents  are  filed as part of this report:
                  Report of Independent Accountants  ...............................             24

                  Consolidated Balance Sheets at December 31, 1998
                     and 1997.........................................................           25

                  Consolidated Statements of Operations for the three
                     years ended December 31, 1998....................................           27

                  Consolidated Statements of Shareholders' Equity for
                     the three years ended December 31, 1998..........................           29

                  Consolidated Statements of Cash Flows for the three
                     years ended December 31, 1998....................................           30

                  Notes to Consolidated Financial Statements..........................           33

                  *Incorporated  by reference  from the  indicated  pages of the
                   1998 Annual Report to Stockholders.

                  The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 19, 1999, appearing on pages 24 through 53 of the accompanying 1998 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 6, 7, 7A and 8, the 1998 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

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

          3.3 Certificate of Amendment to the Certificate of Incorporation of Essex Bancorp, Inc., dated November 5, 1998. Filed as an exhibit to this report.

          3.4* Bylaws of Essex Bancorp, Inc., effective July 25, 1994. Filed as Exhibit 3.3 to the Registrant's Form S-4 Registration Statement under the Securities Act of 1933 as filed on August 15, 1994.

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

          10.1* Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan dated August 26, 1993. Filed as exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.2* First Amendment to the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan dated June 5, 1997. Filed as exhibit 10.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.3* Second Amendment to the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan dated November 1, 1997. Filed as exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.4      Third   Amendment  to  the  Essex   Savings   Bank,   F.S.B.
                    Supplemental Executive Retirement Plan dated December 1, 1998. Filed as an exhibit to this report.

          10.5* Fannie Mae/Freddie Mac/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation dated June 8, 1993. Filed as Exhibit 10.19 to Essex Financial Partners, L.P.'s Annual Report on the Second Amended and Restated Form 10-K for the year ended December 31, 1992.

          10.6* Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994.

          10.7* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan dated July 29, 1995. Filed as
                    Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.8*     Essex  Bancorp,  Inc.  Stock Option  Plan.  Filed as Exhibit
                    10.19 to the Registrant's Form 10-K for the year ended December 31, 1994.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

          10.9* First Amendment to the Essex Bancorp, Inc. Stock Option Plan dated as of June 29, 1995. Filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.10* Second Amendment to the Essex Bancorp, Inc. Stock Option Plan dated as of May 23, 1996. Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

          10.11*    Essex Bancorp,  Inc.  Employee Stock Purchase Plan. Filed as
                    Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1994.

          10.12* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of June 29, 1995. Filed as Exhibit
                    10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

          10.13 Second Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of October 1, 1998. Filed as an exhibit to this report.

          10.14* Restated Employment Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as
                    exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

          10.15 First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as an exhibit to this report.

          10.16 Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as an exhibit to this report.

          10.17* Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as exhibit
                    10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

          10.18 First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as an exhibit to this report.

          10.19 Second Amendment to the Restated Executive Services Agreement dated as of January 1, 1999 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as an exhibit to this report.

          10.20 Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as an exhibit to this report.

          10.21 First Amendment to Change in Control Agreement dated as of January 1, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as an exhibit to this report.

          10.22 Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp. dated as of April 15, 1998. Filed as an exhibit to this report.

          13 The 1998 Annual Report is attached as Exhibit 13. Portions of the 1997 Annual Report are incorporated by reference into this Form 10-K.

          21 Subsidiaries of the Registrant. Filed as an exhibit to this report.

          27        Financial Data Schedule.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

(b)               Reports on Form 8-K Filed in the Fourth Quarter of 1998

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

                                            Essex Bancorp, Inc.


                                            By:   /s/ Gene D. Ross
                                                  -----------------------
                                                  Gene D. Ross
                                                  Chairman, President,
                                                  and Chief Executive
                                                  Officer

                                                     March 30, 1999
                                                     --------------
                                                         (Date)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Gene D. Ross                                              March 30, 1999
   -------------------------                                      --------------
       Gene D. Ross                                                    (Date)
       Chairman, President, Chief
       Executive Officer and
       Principal Financial Officer


By: /s/ Mary-Jo Rawson                                            March 30, 1999
   -------------------------                                      --------------
       Mary-Jo Rawson                                                  (Date)
       Chief Accounting Officer


By: /s/ Robert G. Hecht                                           March 30, 1999
   -------------------------                                      --------------
       Robert G. Hecht                                                 (Date)
       Director


By: /s/ Roscoe D. Lacy, Jr.                                       March 30, 1999
   -------------------------                                      --------------
       Roscoe D. Lacy, Jr.                                             (Date)
       Director


By: /s/ Harry F. Radcliffe                                        March 30, 1999
   -------------------------                                      --------------
       Harry F. Radcliffe                                              (Date)
       Director

                                  Exhibit Index

                         Exhibit No.             Description

          3.1* Certificate of Incorporation of Essex Bancorp, Inc., dated June 21, 1994.

          3.2* Certificate of Amendment of Essex Bancorp, Inc., dated August 10, 1994.

          3.3 Certificate of Amendment to the Certificate of Incorporation of Essex Bancorp, Inc., dated November 5, 1998.

          3.4*      Bylaws of Essex Bancorp, Inc., effective July 25, 1994.

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

          4.4*      Form of Common Stock Purchase Warrant Certificate

          4.5*      Specimen Common Stock Certificate of Essex Bancorp, Inc.

          4.6*      Specimen   Series   B  9.5%   Cumulative   Preferred   Stock
                    Certificate of Essex Bancorp, Inc.

          4.7* Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

          10.1*     Essex Savings Bank, F.S.B. Supplemental Executive Retirement
                    Plan.

          10.2* First Amendment to the Savings Bank, F.S.B. Supplemental Executive Retirement Plan.

          10.3* Second Amendment to the Savings Bank, F.S.B. Supplemental Executive Retirement Plan.

          10.4      Third   Amendment  to  the  Essex   Savings   Bank,   F.S.B.
                    Supplemental  Executive  Retirement  Plan dated  December 1,
                    1998.

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.

          10.5* Fannie Mae/Freddie Mac/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation dated June 8, 1993.

          10.6*     Essex  Bancorp,  Inc.  Non-Employee  Directors  Stock Option
                    Plan.

          10.7* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan dated July 29, 1995.

          10.8*     Essex Bancorp, Inc. Stock Option Plan.

          10.9* First Amendment to the Essex Bancorp, Inc. Stock Option Plan dated June 29, 1995.

          10.10* Second Amendment to the Essex Bancorp, Inc. Stock Option Plan dated May 23, 1996.

          10.11*    Essex Bancorp, Inc. Employee Stock Purchase Plan.

          10.12* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated June 29, 1995.

          10.13 Second Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of October 1, 1998.

          10.14* Restated Employment Agreement dated January 1, 1998 by an among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross.

          10.15 First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross.

          10.16 Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Gene D. Ross.

          10.17* Restated Executive Services Agreement dated January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson.

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.

          10.18 First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson.

          10.19 Second Amendment to the Restated Executive Services Agreement dated as of January 1, 1999 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson.

          10.20 Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Earl C. McPherson.

          10.21 First Amendment to Change in Control Agreement dated as of January 1, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson.

          10.22 Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp. dated as of April 15, 1998.

          13 The 1998 Annual Report is attached as Exhibit 13. Portions of the 1998 Annual Report are incorporated by reference into this Form 10-K.

          21        Subsidiaries of the Registrant, as updated.

          27        Financial Data Schedule.

----------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference.