Form 10-Q
period 1999-03-31
ESSEX BANCORP INC /NEW
filed 1999-05-13
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 1999

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to __________________

Commission file number                      1-10506

                               Essex Bancorp, Inc.
             (Exact name of registrant as specified in its charter)



             Delaware                                        54-1721085
      (State of organization)                             (I.R.S. Employer
                                                         Identification No.)


         The Koger Center
       Building 9, Suite 200
         Norfolk, Virginia                                      23502
       (Address of principal                                  (Zip Code)
        executive offices)


        Registrant's telephone number, including area code (757) 893-1300


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No ___.

                               Essex Bancorp, Inc.
                      Quarterly Report on Form 10-Q for the
                          Quarter Ended March 31, 1999

                                Table of Contents


                                                                                Page
                                                                                ----

  Part I       FINANCIAL INFORMATION

               Item 1.  Financial Statements                                       3

                        Consolidated Balance Sheets (unaudited)
                        as of March 31, 1999 and December 31, 1998                 3

                        Consolidated Statements of Operations (unaudited)
                        for the three months ended March 31, 1999
                        and 1998                                                   5

                        Consolidated Statement of Shareholders' Equity
                        (unaudited) for the three months ended
                        March 31, 1999                                             7

                        Consolidated Statements of Cash
                        Flows (unaudited) for the three months
                        ended March 31, 1999 and 1998                              8

                        Notes to Consolidated Financial
                        Statements (unaudited)                                    10

               Item 2.  Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                                12

               Item 3.  Quantitative and Qualitative Disclosures About
                        Market Risk                                               17

  Part II      OTHER INFORMATION

               Item 1.  Legal Proceedings                                         18

               Item 2.  Changes in Securities                                     18

               Item 3.  Defaults Upon Senior Securities                           18

               Item 4.  Submission of Matters to a Vote
                        of Security Holders                                       18

               Item 5.  Other Information                                         18

               Item 6.  Exhibits and Reports on Form 8-K                          18

                                PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                    ----            ----
ASSETS
   Cash ..................................................    $   5,791,732  $   5,315,805
   Interest-bearing deposits..............................        5,566,474     11,314,478
   Federal funds sold and securities purchased under
     agreements to resell.................................        1,706,407      1,314,397
                                                              -------------  -------------
        Cash and cash equivalents.........................       13,064,613     17,944,680
   Federal Home Loan Bank stock...........................        1,660,300      1,548,800
   Securities available for sale - cost approximates market          18,620         18,406
   Securities held for investment - market value of
     $2,709,000 in 1999 and $2,704,000 in 1998............        2,750,089      2,750,089
   Mortgage-backed securities held for investment - market
     value of $1,045,000 in 1999 and $1,454,000 in 1998...        1,047,633      1,455,738
   Loans, net of allowance for loan losses of $1,802,000
     in 1999 and $1,845,000 in 1998.......................      195,223,507    192,667,763
   Loans held for sale....................................        4,002,011      4,486,271
   Mortgage servicing rights..............................        1,382,711        831,197
   Foreclosed properties, net.............................          442,997        571,294
   Accrued interest receivable............................        1,242,327      1,250,349
   Excess of cost over net assets acquired................           82,177         97,692
   Advances for taxes, insurance, and other...............          919,580      1,572,225
   Premises and equipment.................................        3,158,996      3,183,577
   Other assets...........................................        3,850,820      2,661,487
                                                              -------------  -------------
           Total Assets...................................    $ 228,846,381  $ 231,039,568
                                                              =============  =============


                     See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (UNAUDITED)


                                                                  March 31,     December 31,
                                                                    1999            1998
                                                                    ----            ----
LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
   Deposits:
        Noninterest-bearing...............................    $  13,953,394  $  16,791,063
        Interest-bearing..................................      177,722,186    170,841,193
                                                              -------------  -------------
           Total deposits.................................      191,675,580    187,632,256
   Federal Home Loan Bank advances........................       18,550,000     24,908,333
   Capitalized lease obligations..........................          250,273        268,123
   Other liabilities......................................        2,505,766      2,395,768
                                                              -------------  -------------
           Total Liabilities..............................      212,981,619    215,204,480

SHAREHOLDERS' EQUITY
   Series B preferred stock, $6.67 stated value:
     Authorized shares - 2,250,000
     Issued and outstanding shares - 2,125,000............       14,173,750     14,173,750
   Series C preferred stock, $6.67 stated value:
     Authorized shares - 125,000
     Issued and outstanding shares - 125,000..............          833,750        833,750
   Common stock, $.01 par value:
     Authorized shares - 20,000,000
     Issued and outstanding shares - 1,060,642............           10,606         10,606
   Capital in excess of par...............................        8,687,770      8,687,772
   Accumulated deficit....................................       (7,841,114)    (7,870,790)
                                                              -------------  -------------
           Total Shareholders' Equity.....................       15,864,762     15,835,088
                                                              -------------  -------------
           Total Liabilities and Shareholders' Equity.....    $ 228,846,381  $ 231,039,568
                                                              =============  =============


                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     1999           1998
                                                                     ----           ----
INTEREST INCOME
   Loans, including fees....................................     $3,805,119     $3,487,565
   Federal funds sold and securities purchased
     under agreements to resell.............................         16,627         40,254
   Investment securities, including dividend income.........         59,255         54,133
   Mortgage-backed securities...............................         17,847         31,488
   Other....................................................        103,790         74,411
                                                                 ----------    -----------
           Total Interest Income............................      4,002,638      3,687,851
                                                                 ----------    -----------

INTEREST EXPENSE
   Deposits.................................................      2,262,009      1,999,932
   Federal Home Loan Bank advances..........................        289,756        287,640
   Other....................................................         11,950         15,697
                                                                -----------    -----------
           Total Interest Expense...........................      2,563,715      2,303,269
                                                                -----------    -----------

           Net Interest Income..............................      1,438,923      1,384,582
PROVISION FOR LOAN LOSSES...................................              -              -
                                                                -----------    -----------

           Net Interest Income After
           Provision for Loan Losses........................      1,438,923      1,384,582

NONINTEREST INCOME
   Loan servicing fees......................................        364,342        275,658
   Mortgage banking income, including
     gain on sale of loans..................................        158,650        158,887
   Other service charges and fees...........................        159,041         87,683
   Other....................................................        101,690         30,083
                                                                -----------    -----------
          Total Noninterest Income..........................        783,723        552,311
                                                                -----------    -----------

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                ----------------------------
                                                                     1999           1998
                                                                     ----           ----
NONINTEREST EXPENSE
   Salaries and employee benefits...........................        997,196        801,718
   Net occupancy and equipment..............................        233,389        229,291
   Deposit insurance premiums...............................        138,756        121,095
   Amortization of intangible assets........................        148,575        122,167
   Service bureau...........................................        145,906        106,126
   Professional fees........................................         67,283         75,485
   Foreclosed properties, net...............................         24,477         46,371
   Other....................................................        463,584        336,764
                                                                -----------     ----------

           Total Noninterest Expense........................      2,219,166      1,839,017
                                                                -----------     ----------

           Income Before Income Taxes.......................          3,480         97,876
BENEFIT FROM INCOME TAXES...................................        (26,196)             -
                                                                -----------     ----------

           Net Income.......................................    $    29,676     $   97,876
                                                                ===========     ==========

   Loss available to common shareholders (Note 2)...........    $  (444,512)    $ (335,085)
                                                                ===========     ==========

   Basic and diluted loss per common share (Note 2).........    $     (.42)     $     (.32)
                                                                ===========     ==========

                 See notes to consolidated financial statements.

                             ESSEX BANCORP, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (UNAUDITED)
                          FOR THE THREE MONTHS ENDED MARCH 31, 1999



                                                        Series B       Series C
                                         Common         Preferred      Preferred     Additional
                                       Stock, $.01    Stock, $6.67   Stock, $6.67      Paid-in        Accumulated
                                        Par Value     Stated Value   Stated Value      Capital          Deficit          Total
                                        ---------     ------------   ------------      -------          -------          -----

Balance at January 1, 1999.........     $10,606       $14,173,750       $833,750      $8,687,772     $(7,870,790)    $15,835,088

Fractional share pay-outs under
  the Employee Stock Purchase
  Plan.............................           -                 -              -              (2)              -              (2)

Comprehensive net income...........           -                 -              -               -          29,676          29,676
                                        -------       -----------       --------      ----------      ----------     -----------

Balance at March 31, 1999..........     $10,606       $14,173,750       $833,750      $8,687,770     $(7,841,114)    $15,864,762
                                        =======       ===========       ========      ==========      ==========     ===========

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                     ----           ----
OPERATING ACTIVITIES
   Net income...............................................   $     29,676   $     97,876
   Adjustments to reconcile net income to cash
      provided by (used in) operating activities:
      Provisions for:
         Losses on loans, foreclosed properties and other...         25,681         35,665
         Depreciation and amortization of premises
            and equipment...................................         97,457        100,459
      Amortization (accretion) of:
         Premiums and discounts on:
            Loans...........................................         53,777         34,048
            Mortgage-backed securities held to maturity.....            751            121
            Securities held to maturity.....................              -           (200)
         Mortgage servicing rights..........................        133,059        106,652
         Excess of costs over equity in net assets
            acquired........................................         15,515         15,516
      Mortgage banking activities:
         Net (increase) decrease in loans originated
            for resale......................................        625,670     (1,652,222)
         Realized gains from sale of loans..................       (141,410)      (142,217)
      Realized (gains) and losses from sales of:
         Premises and equipment.............................              -           (225)
         Foreclosed properties..............................        (16,688)         1,155
      Changes in operating assets and liabilities:
         Accrued interest receivable........................          8,022         38,336
         Advances for taxes, insurance and other............        646,645        (63,231)
         Other assets.......................................     (1,189,333)      (395,762)
         Other liabilities..................................        109,998       (212,516)
                                                                -----------     ----------

   Net cash provided by (used in) operating activities......        398,820     (2,036,545)


                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 Three Months Ended March 31,
                                                                 ----------------------------
                                                                     1999           1998
                                                                     ----           ----
INVESTING ACTIVITIES
   Purchase of Federal Home Loan Bank certificates of
      deposit...............................................              -     (4,000,000)
   Redemption of Federal Home Loan Bank certificates of
      deposit...............................................              -      4,000,000
   Purchase of Federal Home Loan Bank stock.................       (111,500)             -
   Purchase of securities held for investment...............              -             (5)
   Purchase of securities available for sale................           (214)          (238)
   Principal remittances on mortgage-backed securities......        407,354              -
   Purchases of loans.......................................     (5,592,191)    (5,404,807)
   Net decrease in net loans................................      2,912,053      4,658,016
   Proceeds from sales of foreclosed properties.............        197,116        299,597
   Increase in foreclosed properties........................         (1,195)       (20,570)
   Increase in mortgage servicing rights....................       (684,573)             -
   Purchase of premises and equipment.......................        (72,876)      (386,335)
   Proceeds from sales of premises and equipment............              -            225
                                                                -----------     ----------

   Net cash used in investing activities....................     (2,946,026)      (854,117)

FINANCING ACTIVITIES
   Net increase in NOW and savings deposits.................      1,312,120      1,674,835
   Net increase (decrease) in certificates of deposit.......      2,731,204       (229,188)
   Proceeds from Federal Home Loan Bank advances............              -      5,000,000
   Repayment of Federal Home Loan Bank advances.............     (6,358,333)    (8,285,834)
   Repayment of note payable................................              -        (72,102)
   Payments on capital lease obligations....................        (17,850)       (14,896)
   Common stock issued under Employee Stock
      Purchase Plan, net of fractional share pay-outs.......             (2)         1,550
                                                                -----------     ----------

   Net cash used in financing activities....................     (2,332,861)    (1,925,635)
                                                                -----------     ----------

   Decrease in cash and cash equivalents....................     (4,880,067)    (4,816,297)
   Cash and cash equivalents at beginning of period.........     17,944,680     11,032,883
                                                                 ----------     ----------

   Cash and cash equivalents at end of period...............    $13,064,613    $ 6,216,586
                                                                 ==========     ==========

NONCASH INVESTING AND FINANCING ACTIVITIES:
   Transfer from loans to foreclosed properties.............    $    70,617    $   287,375

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid during the period for:
      Interest..............................................    $ 2,555,305    $ 2,348,288
      Income taxes..........................................    $     3,000    $         -

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the notes to EBI's financial statements for the year ended December 31, 1998 included in the EBI 1998 Annual Report.

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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations for the three months ended March 31 are as follows:

                                                      1999           1998
                                                      ----           ----
    Net income                                     $   29,676    $   97,876
    Preferred stock dividends                        (474,188)     (432,961)
                                                     --------      --------
    Net loss available to common shareholders       $(444,512)    $(335,085)
                                                     ========      ========

    Weighted average common shares outstanding      1,060,642     1,058,144
                                                    =========     =========

EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

NOTE 3 - SEGMENT INFORMATION

EBI adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") for the year ended December 31, 1998. SFAS 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets and about major customers. SFAS 131 further requires the disclosure of interim period information after the initial year of application. Accordingly, the following segment information for EBI for the three months ended March 31, 1999 and 1998 is presented on the same basis and for the same segments as those presented in EBI's 1998 Annual Report.



                                 Retail                      Mortgage
                                Community      Mortgage        Loan       Corporate/
                                 Banking        Banking      Servicing   Eliminations       Total
                                 -------        -------      ---------   ------------       -----
                                                          (in thousands)
1999 SEGMENT INFORMATION
Customer revenues             $      995      $    661         $  542     $      25     $   2,223
Affiliate revenues                     -           142            119          (261)            -
Depreciation and amortization         27            22             19            29            97
Pre-tax income (loss)                200           346             50          (592)            4
Total assets                     201,911        24,661          7,591        (5,317)      228,846

1998 SEGMENT INFORMATION
Customer revenues              $   1,036      $    589         $  314     $      (2)    $   1,937
Affiliate revenues                     -           108             91          (199)            -
Depreciation and amortization         21            21             21            37           100
Pre-tax income (loss)                338           329              2          (571)           98
Total assets                     169,656        21,353          6,710        (4,672)      193,047

Customer revenues consist of (i) net interest income, which represents the difference between interest earned on loans and investments and interest paid on deposits and other borrowings and (ii) noninterest income, which consists primarily of mortgage loan servicing fees, mortgage banking income (primarily gains on the sale of loans), and service charges and fees (primarily on deposits and the loan servicing portfolio).

NOTE 4 - ACCOUNTING FOR DERIVATIVES

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999 (January 1, 2000 for EBI). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. EBI's management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on EBI's results of operations or its financial position.





                              [intentionally blank]

Item  2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Financial Condition

        Total assets of Essex Bancorp, Inc. ("EBI") at March 31, 1999 were $228.8 million as compared to $231.0 million at December 31, 1998, a decrease of approximately $2.2 million or .9%. The decline in total assets resulted from fluctuations in noninterest-bearing escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at Essex Savings Bank, F.S.B. (the "Bank") and the use of available funds to reduce the level of higher-costing Federal Home Loan Bank ("FHLB") advances. Notwithstanding the decline in total assets, EBI recognized increases in (i) FHLB stock resulting from the impact of loan growth on the Bank's minimum FHLB stock requirement, (ii) loans held for investment resulting from the acquisition of an adjustable-rate mortgage loan portfolio, (iii) mortgage servicing rights resulting from purchases by Essex Home, and (iv) other assets resulting from fluctuations in servicing-related and other miscellaneous accounts receivable.

        Deposits, the primary source of EBI's funds, totaled $191.7 million at March 31, 1999 as compared to $187.6 million at December 31, 1998, an increase of $4.1 million or 2.2%. An increase in interest-bearing deposits, primarily in money market accounts and certificates of deposit, was partially offset by a decrease in noninterest-bearing deposits resulting from fluctuations in escrow accounts maintained by Essex Home at the Bank. The increase in interest-bearing deposits occurred primarily at EBI's Suffolk, Virginia retail banking branch, which was relocated from a leased facility to a newly-constructed Bank-owned branch in April 1998, and at EBI's Richmond, Virginia retail banking branch.


Results of Operations

FIRST QUARTER OF 1999 COMPARED TO FIRST QUARTER OF 1998

        EBI's net income for the three months ended March 31, 1999 totaled $30,000, compared to net income of $98,000 for the three months ended March 31, 1998. The earnings decline in the first quarter of 1999 was primarily attributable to (i) the impact of the sustained lower interest rate environment on EBI's net yield on interest earning assets, which declined from 3.00% for the first quarter of 1998 to 2.70% for the first quarter of 1999, (ii) the impact of accelerated mortgage loan prepayments on the carrying value of Bancorp's mortgage servicing rights and purchased loan premiums, and (iii) a loss incurred in connection with a branch robbery in the first quarter of 1999. In addition, an increase in EBI's operating expenses associated with EBI's higher loan origination and servicing volumes and deposit levels during the first quarter of 1999 offset the benefit of an increase in noninterest income.

        NET INTEREST INCOME. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended March 31:


                                                    1999                         1998
                                        ------------------------------------------------------------
                                        Average              Yield/   Average              Yield/
                                        Balance   Interest    Rate    Balance    Interest   Rate
                                        -------   --------    ----    -------    --------   ----
                                                          (dollars in thousands)
   Interest-earning assets:
     Loans (1).................       $196,873    $3,805      7.73% $170,411    $3,488      8.19%
     Investment securities.....          4,328        59      5.48     3,748        54      5.78
     Mortgage-backed
         securities............          1,263        18      5.65     1,905        32      6.61
     Federal funds sold and
         securities purchased under
       agreements to resell....          1,442        17      4.61     2,949        40      5.46
     Other.....................          8,929       104      4.65     5,497        74      5.41
                                     ---------    ------            --------    ------
        Total interest-earning
         assets (1)............       $212,835     4,003      7.52  $184,510     3,688      7.99
                                     =========    ------            ========    ------

   Interest-bearing liabilities:
     Deposits..................       $174,423     2,262      5.26  $148,908     2,000      5.45
     FHLB advances.............         21,157       290      5.55    20,514       287      5.69
     Other.....................            259        12     18.67       360        16     17.66
                                     ---------    ------            --------    ------
        Total interest-bearing
         liabilities...........       $195,839     2,564      5.31  $169,782     2,303      5.50
                                     =========    ------            ========    ------

   Net interest earnings.......                   $1,439                        $1,385
                                                  ======                        ======

   Net interest spread (1).....                               2.21%                         2.49%
                                                              ====                          ====

   Net interest margin (1).....                               2.70%                         3.00%
                                                              ====                          ====

(1) Nonaccrual loans are included in the average balance of loans. Yield calculation includes the accretion of net deferred loan fees.

        The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                                  Increase (Decrease) From First Quarter of 1998
                                                         to First Quarter of 1999 Due to
                                                  ----------------------------------------------
                                                    Volume (1)     Rate (1)         Net
                                                    ----------     --------         ---
                                                              (in thousands)
        Interest income on:
          Loans (2).........................         $519          $(202)          $317
          Investment securities.............            8             (3)             5
          Mortgage-backed securities........          (10)            (4)           (14)
          Federal funds sold and
            securities purchased under
            agreements to resell............           (5)           (18)           (23)
          Other interest-earning assets.....          (11)            41             30
                                                      ---          -----           ----
            Total interest income (2).......          501           (186)           315

        Interest expense on:
          Deposits..........................          334            (72)           262
          FHLB advances.....................            9             (6)             3
          Other interest-bearing liabilities           (3)            (1)            (4)
                                                      ---          -----         ------
            Total interest expense..........          340            (79)           261
                                                      ---          -----            ---

            Net interest income.............         $161          $(107)         $  54
                                                      ===           ====           ====

        (1)Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
        (2)Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

        Net interest income increased from $1.385 million for the first quarter of 1998 to $1.439 million for the first quarter of 1999, which reflected the favorable impact of the increase in average loans during 1999. However, there was a decline in the net interest spread resulting from the impact of the lower interest rate environment continuing through the first quarter of 1999 on the volume of refinancings to lower fixed rate loans. Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. While EBI continues to emphasize investment in adjustable-rate loan portfolios, customer demand for such loans is lessening as borrowers' demand for lower fixed-rate loans is increasing. Within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. Therefore, in order to provide higher-yielding asset growth, the Bank has committed to purchasing in April 1999 a participation in builder construction loans aggregating approximately $11.7 million.

        PROVISION FOR LOAN LOSSES. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):

                                                          1999             1998
                                                          ----             ----
        Balance at beginning of period.........         $1,845           $2,382
        Provision for loan losses..............              -                -
                                                      --------         --------
                                                         1,845            2,382
        Loans charged-off, net of recoveries...            (43)             (60)
                                                       -------          -------
        Balance at end of period...............         $1,802           $2,322
                                                         =====            =====

        Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At March 31, 1999, nonperforming assets as a percentage of total assets was .78% as compared to .79% at December 31, 1998. In addition, nonperforming assets totaled $1.78 million at March 31, 1999 as compared to $1.84 million at December 31, 1998. Based on the favorable trends in nonperforming assets and delinquent loans and the coverage of the general loan loss reserves, management considered the loan loss allowance sufficient to absorb losses and did not provide for additional losses during the first quarter of 1999.

        NONINTEREST INCOME. Noninterest income for the first quarter of 1999 totaled $784,000, a $232,000 or 41.9% increase over $552,000 for the first quarter of 1998. This increase was primarily attributable to increases of $89,000 in loan servicing fees, $71,000 in other service charges and fees and $72,000 in other noninterest income resulting from Essex Home more than doubling its mortgage loan servicing portfolio since the first quarter of 1998.

        NONINTEREST EXPENSE. Noninterest expense for the first quarter of 1999 totaled $2.2 million, a $380,000 or 20.7% increase over $1.8 million for the first quarter of 1998. This increase was primarily attributable to increases of
(i) $195,000 in salaries and employee benefits because of the increase in full-time-equivalent employees from 100 at March 31, 1998 to 116 at March 31, 1999, the majority of which occurred at Essex Home in connection with the growth in servicing volume, (ii) $26,000 in amortization of intangible assets resulting from the purchase of additional mortgage servicing rights since the first quarter of 1998 and the recognition of valuation adjustments to reduce the carrying value of EBI's mortgage servicing rights to their approximate fair value as of March 31, 1999, (iii) $40,000 in service bureau expense resulting from the higher loan servicing volume and number of deposit accounts and (iv) $127,000 in other noninterest expense, the significant components of which are presented below.



                                            Three Months Ended March 31,     Increase
                                              1999             1998         (Decrease)
                                              ----             ----         ----------
      Loan expense....................      $  69,371        $  36,056      $  33,315
      Telephone.......................        115,255           44,426         70,829
      Postage and courier.............         53,897           41,691         12,206
      Stationery and supplies.........         35,254           24,921         10,333
      Advertising and marketing.......         32,631           43,199        (10,568)
      Corporate insurance.............         19,658           23,968         (4,310)
      Travel..........................         12,308           12,713           (405)
      Licensing fees..................         10,799           11,706           (907)
      Franchise and other taxes.......         32,971           19,749         13,222
      Other...........................         81,440           78,335          3,105
                                             --------         --------       --------
                                             $463,584         $336,764       $126,820
                                             ========         ========       ========

        INCOME TAXES. EBI recognized a $26,000 income tax benefit during the first quarter of 1999 resulting from a refund of previously-recognized income taxes.


Year 2000 Readiness

        As previously reported, the Company has established a company-wide task force to assess and remediate business risks associated with the Year 2000. This task force has developed and implemented a seven-phase Year 2000 plan consisting of the following components:

o Awareness - communication of the Year 2000 issue throughout the Company, including the Company's board of directors and senior management;

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

        The Company has completed the awareness, assessment, planning and renovation phases of its Year 2000 plan and is now proceeding with the validation phase. Because the Company outsources substantially all of its data processing for loans, deposits and loan servicing, a significant component of the Year 2000 plan entails working with external vendors to test and certify their systems as Year 2000 compliant. The Company has completed its validation of mission-critical internal systems and operations and external systems and operations will be completed by June 30, 1999. Concurrently with the readiness measures described above, the Company is developing contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue.

        The total cost of the Year 2000 project (including the capitalized cost of new hardware and software approximating $280,000) is estimated to be $350,000 and is being funded through operating cash flows. This estimate does not include any costs associated with the implementation of contingency plans, which are in the process of being developed. Capitalized costs are associated with technology changes that will enhance the Company's ability to provide competitive services. During the first quarter of 1999, the Company recognized $4,700 of expense associated with this project, which brings the total expense incurred by the Company since beginning this project to $53,000. This amount does not include the implicit costs associated with the reallocation of internal staff hours to the Year 2000 project. Management believes the Company can incur Year 2000 project costs without adversely affecting future operating results. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact the Company's mission critical applications, cannot be fully known even though the Company monitors their Year 2000 readiness disclosures and solicits validation of their renovations. As a result, the Company is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. However, such impact could be material.

        Inability to reach substantial Year 2000 compliance in the Company's systems and integral third party systems could result in interruption of telecommunications services, interruption or failure of the Company's ability to service customers, failure of operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in loss of revenue due to service interruption, delays in the Company's ability to service its customers accurately and timely and increased expenses associated with stabilization of operations following such failures or execution of contingency plans.


Liquidity

        The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at March 31, 1999, had a liquidity ratio of 8.56%.


Regulatory Matters

        REGULATORY CAPITAL. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At March 31, 1999, the Bank was in compliance with the capital requirements established by FIRREA.

        Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of March 31, 1999, the Bank was "well capitalized" for PCA purposes.

        The Bank's capital amounts and ratios as of March 31, 1999 are presented below (in thousands):


                                                                            To Be Well
                                                      For Capital        Capitalized Under
                                  Actual           Adequacy Purposes      PCA Provisions
                                  ------           -----------------      --------------
                              Amount     Ratio     Amount      Ratio     Amount       Ratio
                              ------     -----     ------      -----     ------       -----
  Total capital (to
    risk-weighted assets)    $17,182    12.78%     $10,754     8.0%      $13,442   =>10.0%
  Tier I capital (to
    risk-weighted assets)     16,061    11.95%       5,377     4.0%        8,065    =>6.0%
  Tier I capital (to
    total assets)             16,061     7.01%       9,166     4.0%       11,458    =>5.0%
  Tangible capital (to
    total assets)             16,061     7.01%       3,437     1.5%            -        -


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of December 31, 1998 in the EBI 1998 Annual Report.





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


                                                   Essex Bancorp, Inc.





        May 11, 1999                                   By:  /s/ Gene D. Ross
        ------------                                        ----------------
             (Date)                                         Gene D. Ross
                                                            Chairman, President,
                                                            and Chief Executive
                                                            Officer





        May 11, 1999                                   By:  /s/ Mary-Jo Rawson
        ------------                                        ------------------
             (Date)                                         Mary-Jo Rawson
                                                            Chief Accounting
                                                            Officer