Form 10-Q
period 1999-06-30
ESSEX BANCORP INC /NEW
filed 1999-08-12
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 June 30, 1999
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________________to____________________

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


       Interstate Corporate Center
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


         Shares outstanding as of August 10, 1999: 1,060,642 shares of Common Stock, par value $.01 per share.

                               Essex Bancorp, Inc.
                      Quarterly Report on Form 10-Q for the
                           Quarter Ended June 30, 1999

                                Table of Contents

                                                                            Page
                                                                            ----

  Part I   FINANCIAL INFORMATION

           Item 1.    Financial Statements                                    3

                      Consolidated Balance Sheets (unaudited)
                      as of June 30, 1999 and December 31, 1998               3

                      Consolidated Statements of Operations (unaudited)
                      for the three months and six months ended
                      June 30, 1999 and 1998                                  4

                      Consolidated Statement of Shareholders' Equity (unaudited) for the six months ended
                      June 30, 1999                                           6

                      Consolidated Statements of Cash
                      Flows (unaudited) for the six months
                      ended June 30, 1999 and 1998                            7

                      Notes to Consolidated Financial
                      Statements (unaudited)                                  9

           Item 2.Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                             11

           Item 3.Quantitative and Qualitative Disclosures About
                      Market Risk                                            19

  Part II  OTHER INFORMATION

           Item 1.Legal Proceedings                                          20

           Item 2.Changes in Securities                                      20

           Item 3.Defaults Upon Senior Securities                            20

           Item 4.Submission of Matters to a Vote
                      of Security Holders                                    20

           Item 5.Other Information                                          20

           Item 6.Exhibits and Reports on Form 8-K                           20

                                           Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                                  June 30,         December 31,
                                                                                    1999               1998
                                                                                    ----               ----
ASSETS
    Cash...............................................................       $    6,686,427    $    5,315,805
    Interest-bearing deposits..........................................            3,473,888        11,314,478
    Federal funds sold and securities purchased under
      agreements to resell.............................................            1,494,050         1,314,397
                                                                               -------------     -------------
         Cash and cash equivalents.....................................           11,654,365        17,944,680
    Federal Home Loan Bank stock.......................................            1,660,300         1,548,800
    Securities available for sale - cost approximates market...........               18,839            18,406
    Securities held for investment - market value of
      $2,704,000 in 1999 and 1998......................................            2,750,089         2,750,089
    Mortgage-backed securities held for investment - market
      value of $678,000 in 1999 and $1,454,000 in 1998.................              675,256         1,455,738
    Loans, net of allowance for loan losses of $1,696,000
      in 1999 and $1,845,000 in 1998...................................          217,095,304       192,667,763
    Loans held for sale................................................            2,835,381         4,486,271
    Mortgage servicing rights..........................................            1,267,309           831,197
    Foreclosed properties, net.........................................              704,741           571,294
    Accrued interest receivable........................................            1,406,004         1,250,349
    Excess of cost over net assets acquired............................               66,662            97,692
    Advances for taxes, insurance, and other...........................            1,292,020         1,572,225
    Premises and equipment.............................................            3,213,255         3,183,577
    Other assets.......................................................            3,236,787         2,661,487
                                                                               -------------     -------------
             Total Assets..............................................         $247,876,312      $231,039,568
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
      Noninterest-bearing..............................................        $  11,527,174     $  16,791,063
      Interest-bearing.................................................          187,101,056       170,841,193
                                                                                 -----------       -----------
         Total deposits................................................          198,628,230       187,632,256
    Federal Home Loan Bank advances....................................           30,900,000        24,908,333
    Capitalized lease obligations......................................              231,597           268,123
    Other liabilities..................................................            2,145,266         2,395,768
                                                                               -------------     -------------
             Total Liabilities.........................................          231,905,093       215,204,480

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000........................           14,173,750        14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000..........................              833,750           833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642........................               10,606            10,606
    Capital in excess of par...........................................            8,687,770         8,687,772
    Accumulated deficit................................................           (7,734,657)       (7,870,790)
                                                                               -------------     -------------
             Total Shareholders' Equity................................           15,971,219        15,835,088
                                                                                ------------      ------------
             Total Liabilities and Shareholders' Equity................         $247,876,312      $231,039,568
                                                                               =============     =============


                                See notes to consolidated financial statements.

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Three Months                  Six Months
                                                                 Ended June 30,               Ended June 30,
                                                                 --------------               --------------
                                                              1999          1998             1999          1998
                                                              ----          ----             ----          ----
INTEREST INCOME
    Loans, including fees..............................     $3,903,845    $3,620,691      $7,708,964     $7,108,256
    Federal funds sold and securities purchased
      under agreements to resell.......................         16,108        27,457          32,735         67,711
    Investment securities, including
      dividend income..................................         62,713        54,753         121,968        108,886
    Mortgage-backed securities.........................         12,245        31,487          30,092         62,975
    Other..............................................         97,829        59,923         201,619        134,334
                                                           -----------   -----------      ----------     ----------
             Total Interest Income.....................      4,092,740     3,794,311       8,095,378      7,482,162

INTEREST EXPENSE
    Deposits ..........................................      2,337,387     2,052,737       4,599,396      4,052,669
    Federal Home Loan Bank advances....................        309,051       302,043         598,807        589,683
    Notes payable......................................              -             -               -            792
    Other..............................................         11,125        14,214          23,075         29,119
                                                           -----------   -----------      ----------     ----------
             Total Interest Expense....................      2,657,563     2,368,994       5,221,278      4,672,263
                                                             ---------     ---------       ---------      ---------

             Net Interest Income.......................      1,435,177     1,425,317       2,874,100      2,809,899
PROVISION FOR LOAN LOSSES..............................              -              -              -              -
                                                             ---------     ---------       ---------      ---------

             Net Interest Income After
             Provision for Loan Losses.................      1,435,177     1,425,317       2,874,100      2,809,899

NONINTEREST INCOME
    Loan servicing fees................................        394,274       286,939         758,616        562,597
    Mortgage banking income, including
      gain on sale of loans............................        150,378       166,810         309,028        325,697
    Other service charges and fees.....................        146,549       104,314         305,590        191,997
    Other..............................................         88,447        61,310         190,137         91,393
                                                           -----------   -----------      ----------    -----------

             Total Noninterest Income..................        779,648       619,373       1,563,371      1,171,684


                                See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                   Three Months                    Six Months
                                                                  Ended June 30,                 Ended June 30,
                                                                  --------------                 --------------
                                                                1999          1998            1999           1998
                                                                ----          ----            ----           ----
NONINTEREST EXPENSE
    Salaries and employee benefits.....................        996,036       782,249       1,993,232      1,583,966
    Net occupancy and equipment........................        210,843       249,947         444,232        479,238
    Deposit insurance premiums.........................        147,471       122,709         286,227        243,804
    Amortization of intangible assets..................        131,371       145,284         279,946        267,451
    Service bureau.....................................        145,748       117,888         291,654        224,014
    Professional fees..................................         71,291        77,714         138,574        153,200
    Foreclosed properties, net.........................        (20,045)       33,942           4,432         80,313
    Other..............................................        421,251       377,379         884,835        714,143
                                                            ----------    ----------      ----------     ----------

             Total Noninterest Expense.................      2,103,966     1,907,112       4,323,132      3,746,129
                                                            ----------    ----------      ----------     ----------

             Income Before Income Taxes................        110,859       137,578         114,339        235,454

PROVISION FOR (BENEFIT FROM)
    income taxes.......................................          4,402              -        (21,794)              -
                                                            ----------    ----------      ----------     ----------

             Net Income................................     $  106,457    $  137,578      $  136,133     $  235,454
                                                           ===========   ===========     ===========    ===========

    Loss available to common
      shareholders (Note 2)............................     $ (376,059)   $ (303,711)     $ (820,571)    $ (638,796)
                                                           ===========   ===========     ===========    ===========

    Basic and diluted loss per
      common share (Note 2)............................     $     (.35)   $     (.29)     $     (.77)    $     (.60)
                                                           ===========   ===========     ===========    ===========


                                See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                      For the six months ended June 30, 1999


                                                            Series B       Series C
                                             Common         Preferred      Preferred    Additional
                                           Stock, $.01    Stock, $6.67   Stock, $6.67     Paid-in      Accumulated
                                            Par Value     Stated Value   Stated Value     Capital        Deficit          Total
                                            ---------     ------------   ------------     -------        -------          -----

Balance at January 1, 1999................    $10,606      $14,173,750     $833,750      $8,687,772    $(7,870,790)   $15,835,088

Fractional share pay-outs under
   the Employee Stock Purchase
   Plan...................................          -                -            -              (2)             -             (2)

Comprehensive net income..................          -                -            -               -        136,133        136,133
                                              -------      -----------     --------      ----------    -----------    -----------

Balance at June 30, 1999..................    $10,606      $14,173,750     $833,750      $8,687,770    $(7,734,657)   $15,971,219
                                              =======      ===========     ========      ==========    ===========    ===========


                                    See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      1999              1998
                                                                                      ----              ----
OPERATING ACTIVITIES
    Net income...........................................................      $     136,133     $     235,454
    Adjustments to reconcile net income to cash
        provided by (used in) operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............             14,361            63,339
           Depreciation and amortization of premises
               and equipment.............................................           171,279            191,888
        Amortization (accretion) of:
           Premiums and discounts on:
               Loans.....................................................            160,491            48,339
               Mortgage-backed securities held to maturity...............              1,395               243
               Securities held to maturity...............................                  -              (403)
           Mortgage servicing rights.....................................            248,916           236,420
           Excess of costs over equity in net assets
               acquired..................................................             31,030            31,031
        Mortgage banking activities:
           Net (increase) decrease in loans originated
               for resale................................................          1,926,427        (1,509,467)
           Realized gains from sale of loans.............................          (275,537)          (284,589)
        Realized (gains) and losses from sales of:
           Premises and equipment........................................                 -               (525)
           Foreclosed properties.........................................           (16,901)           (10,311)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................           (155,655)          (72,431)
           Advances for taxes, insurance and other.......................            268,205          (457,006)
           Other assets..................................................           (575,300)       (1,127,949)
           Other liabilities.............................................           (250,502)         (154,458)
                                                                                 -----------       -----------

    Net cash provided by (used in) operating activities..................          1,684,342        (2,810,425)

INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank certificates of
        deposit..........................................................                  -        (4,000,000)
    Redemption of Federal Home Loan Bank certificates of
        deposit..........................................................                  -         4,000,000
    Purchase of Federal Home Loan Bank stock.............................           (111,500)         (117,800)
    Purchase of securities held for investment...........................                  -               (11)
    Purchase of securities available for sale............................               (433)             (479)
    Principal remittances on mortgage-backed securities..................            779,087                 -
    Purchases of loans...................................................        (20,832,056)      (16,882,289)
    Net (increase) decrease in net loans.................................         (4,064,266)        3,446,663
    Proceeds from sales of foreclosed properties.........................            198,017           697,271
    Increase in foreclosed properties....................................             (8,634)          (59,163)
    Increase in mortgage servicing rights................................           (685,028)                -
    Purchases of premises and equipment..................................           (200,957)         (760,729)
    Proceeds from sales of premises and equipment........................                  -               525
                                                                                 -----------       -----------

    Net cash used in investing activities................................        (24,925,770)      (13,676,012)



                                    See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                      1999              1998
                                                                                      ----              ----
FINANCING ACTIVITIES
    Net increase in NOW, money market and savings deposits...............          1,816,149        10,368,149
    Net increase in certificates of deposit..............................          9,179,825         1,524,537
    Proceeds from Federal Home Loan Bank advances........................         27,000,000        34,500,000
    Repayment of Federal Home Loan Bank advances.........................        (21,008,333)      (27,071,667)
    Repayment of note payable............................................                  -           (72,102)
    Payments on capital lease obligations................................            (36,526)          (30,481)
    Common stock issued under Employee Stock
       Purchase Plan, net of fractional share pay-outs...................                 (2)            3,383
                                                                                 -----------       -----------

    Net cash used in financing activities................................         16,951,113        19,221,819
                                                                                 -----------       -----------

    Increase (decrease) in cash and cash equivalents.....................         (6,290,315)        2,735,382
    Cash and cash equivalents at beginning of period.....................         17,944,680        11,032,883
                                                                                 -----------       -----------

    Cash and cash equivalents at end of period...........................       $ 11,654,365      $ 13,768,265
                                                                                ============      ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to foreclosed properties.........................       $    308,290      $    359,737

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest.........................................................       $  5,221,652      $  4,724,898
        Income taxes.....................................................       $      3,000      $          -



                                    See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 1999


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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations for the three months and six months ended June 30 are as follows:

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                          -----------------------------      -----------------------------
                                               1999              1998             1999              1998
                                               ----              ----             ----              ----
     Net income                             $ 106,457         $ 137,578        $ 136,133         $ 235,454
     Preferred stock dividends               (482,516)         (441,289)        (956,704)         (874,250)
                                             --------          --------         --------          --------
     Net loss available to
       common shareholders                  $(376,059)        $(303,711)       $(820,571)        $(638,796)
                                             ========          ========         ========          ========

     Weighted average common
       shares outstanding                   1,060,642         1,058,518        1,060,642         1,058,330
                                            =========         =========        =========         =========

EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

NOTE 3 - SEGMENT INFORMATION

EBI adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") for the year ended December 31, 1998. SFAS 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets and about major customers. SFAS 131 further requires the disclosure of interim period information after the initial year of application. Accordingly, the following segment information for EBI for the three months and six months ended June 30, 1999 and 1998 is presented on the same basis and for the same segments as those presented in EBI's 1998 Annual Report.

                                 Retail                            Mortgage
                                Community        Mortgage            Loan          Corporate/
                                 Banking          Banking          Servicing      Eliminations          Total
                                 -------          -------          ---------      ------------          -----
                                                                (in thousands)
As of and for the three months
   ended June 30, 1999:
    Customer revenues           $    807           $   831           $  557           $    19        $   2,214
    Affiliate revenues                 -                97              118              (215)               -
    Depreciation and
       amortization                   26                 6               20                22               74
    Pre-tax income (loss)            (12)              479              101              (458)             110
    Total assets                 209,057            36,113            7,160            (4,454)         247,876

As of and for the three months
   ended June 30, 1998:
    Customer revenues           $  1,030           $   620           $  349           $    45        $   2,044
    Affiliate revenues                 -               118               96              (214)               -
    Depreciation and
       amortization                   20                20               21                31               92
    Pre-tax income (loss)            258               378               30              (529)             137
    Total assets                 188,238            22,989            7,351            (4,187)         214,391

As of and for the six months
   ended June 30, 1999:
    Customer revenues           $  1,802           $ 1,492           $1,099           $    44        $   4,437
    Affiliate revenues                 -               239              237              (476)               -
    Depreciation and
       amortization                   53                28               39                51              171
    Pre-tax income (loss)            188               825              151            (1,050)             114
    Total assets                 209,057            36,113            7,160            (4,454)         247,876

As of and for the six months
   ended June 30, 1998:
    Customer revenues           $  2,066           $ 1,209           $  663           $    43        $   3,981
    Affiliate revenues                 -               226              187              (413)               -
    Depreciation and
       amortization                   41                41               42                68              192
    Pre-tax income (loss)            596               707               32            (1,100)             235
    Total assets                 188,238            22,989            7,351            (4,187)         214,391

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

NOTE 4 - ACCOUNTING FOR DERIVATIVES

On June 15, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 (January 1, 2001 for EBI). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. EBI's management anticipates that, due to its limited use of derivative instruments, the adoption of SFAS 133 will not have a significant effect on EBI's results of operations or its financial position.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
            of Operations


Financial Condition

         Total assets of Essex Bancorp, Inc. ("EBI") at June 30, 1999 were $247.9 million as compared to $231.0 million at December 31, 1998, an increase of approximately $16.8 million or 7.3%. The predominant factor contributing to the increase in total assets was the growth in loans held for investment, the comparative composition of which is presented below.

                                                     June 30,      December 31,
                                                       1999            1998
                                                       ----            ----
         Real estate:
           First mortgages                           $162,100        $151,890
           Second mortgages                             9,037           7,462
           Construction and development                32,212          19,447
           Commercial                                   5,017           6,470
         Consumer                                       6,911           5,959
         Commercial - other                             1,993           1,601
         Secured by deposits                              482             621
                                                     --------        --------
                                                      217,752         193,450
         Net premiums, deferred and unearned
           loan fees and discounts                      1,039           1,063
         Allowance for loan losses                     (1,696)         (1,845)
                                                     --------        --------
           Net Loans                                 $217,095        $192,668
                                                     ========        ========

         The increase in construction loans, second mortgages and consumer loans was strategically designed to further enable EBI to reposition its balance sheet in order to improve its net interest margin over the long-term partially through higher-yielding and interest-rate-sensitive assets. The increase in loans resulted primarily from $21.4 million of secondary market purchases of residential first mortgage loans. EBI has been experiencing significant accelerated prepayments in its first mortgage loan portfolio as a result of the lower interest rate environment. The increase in net loans was funded through a partial utilization of EBI's excess liquidity coupled with deposit growth and an increase in borrowings from the Federal Home Loan Bank ("FHLB").

         Deposits, the primary source of EBI's funds, totaled $198.6 million at June 30, 1999 as compared to $187.6 million at December 31, 1998, an increase of $11.0 million or 5.9%. An increase in interest-bearing deposits, primarily in money market accounts and certificates of deposit, was partially offset by a decrease in noninterest-bearing deposits resulting from fluctuations in escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at Essex Savings Bank, F.S.B. (the "Bank"). The increase in interest-bearing deposits occurred primarily at EBI's Suffolk, Virginia retail banking branch, which was relocated from a leased facility to a newly-constructed Bank-owned branch in April 1998, and at EBI's Richmond, Virginia retail banking branch.


Results of Operations

First Six Months of 1999 Compared to First Six Months of 1998

         EBI's net income for the six months ended June 30, 1999 totaled $136,000, compared to net income of $235,000 for the six months ended June 30, 1998. The decline in EBI's earnings for the first six months of 1999 reflected the impact of the lower interest rate environment, coupled with accelerated prepayment activity, which has led to net interest margin compression. EBI's comparative results also reflected increases in (i) loan servicing fees resulting from a 70 percent increase since the second quarter of 1998 in the size of Essex Home's nonaffiliate mortgage loan servicing portfolio, (ii) other noninterest income resulting from service charges and fees on the higher servicing volume at Essex Home and (iii) noninterest expenses associated with the increase in EBI's loan origination and servicing volumes and deposit levels, as well as the impact of technology enhancements on telecommunications expense.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:

                                                        1999                                 1998
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $201,836      $7,709        7.64%    $172,185      $7,108       8.26%
      Investment securities..........       4,379         122        5.57        3,748         109       5.81
      Mortgage-backed
          securities.................       1,074          30        5.60        1,905          63       6.61
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,410          33        4.64        2,487          68       5.44
      Other..........................       8,616         201        4.68        4,928         134       5.45
                                         --------      ------                 --------     -------
         Total interest-earning
           assets (1)................    $217,315       8,095        7.45     $185,253       7,482       8.08
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $177,541       4,599        5.22     $150,607       4,052       5.43
      FHLB advances..................      21,964         599        5.50       20,903         590       5.69
      Notes payable..................           -           -          -            17           1       9.32
      Other..........................         251          23       18.56          319          29      18.41
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $199,756       5,221        5.27     $171,846       4,672       5.48
                                         ========      ------                 ========      ------

   Net interest earnings.............                  $2,874                               $2,810
                                                       ======                               ======

   Net interest spread (1)...........                                2.18%                               2.60%
                                                                     ====                                ====

   Net yield on interest-earning
      assets (1).....................                                2.65%                               3.03%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.

         The table below sets forth  certain  information  regarding  changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the First Six Months
                                                              of 1998 to the First Six Months of 1999 Due to
                                                              ----------------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ----------          --------             ---
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................           $1,160            $(559)              $601
            Investment securities....................               18               (5)                13
            Mortgage-backed securities...............              (24)              (9)               (33)
            Federal funds sold and
               securities purchased under
               agreements to resell..................              (26)              (9)               (35)
            Other interest-earning assets............               88              (21)                67
                                                               -------            -----              -----
               Total interest income (2).............            1,216             (603)               613

         Interest expense on:
            Deposits.................................              674             (127)               547
            FHLB advances............................               26              (17)                 9
            Notes payable............................               (1)               -                 (1)
            Other interest-bearing liabilities.......               (6)               -                 (6)
                                                               -------            -----              -----
               Total interest expense................              693             (144)               549
                                                               -------            -----              -----

               Net interest income...................          $   523            $(459)             $  64
                                                               =======            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $2.810 million for the first six months of 1998 to $2.874 million for the first six months of 1999, which reflected the favorable impact of the increase in average loans during 1999. However, there was a decline in the net interest spread because the lower interest rate environment throughout the first six months of 1999 continued to result in significant refinancings to lower fixed rate loans. Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, like the present period, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. EBI continues to emphasize investment in adjustable-rate loan portfolios, but customer demand has shifted to lower fixed-rate loans. Accordingly, within the residential loan product line offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. While EBI will continue to emphasize the origination and secondary market purchase of residential first mortgage loans, it is expanding its loan growth focus to construction and consumer-type loans, which are generally higher-yielding and more interest-rate-sensitive than residential loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the six months ended June 30 are as follows (in thousands):

                                                           1999        1998
                                                           ----        ----
     Balance at beginning of period...................    $1,845      $2,382
     Provision for loan losses                                 -           -
                                                          ------      ------
                                                           1,845       2,382
     Loans charged-off, net of recoveries.............      (149)       (318)
                                                          ------      ------
     Balance at end of period.........................    $1,696      $2,064
                                                          ======      ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At June 30, 1999, nonperforming assets as a percentage of total assets was .66% as compared to .79% at December 31, 1998. In addition, nonperforming assets totaled $1.63 million at June 30, 1999 as compared to $1.84 million at December 31, 1998. Loan loss reserve coverage, expressed as the ratio of the allowance for loan losses to nonperforming loans, improved from 145.97% as of December 31, 1998 to 183.95% as of June 30, 1999. Based on the favorable trends in nonperforming assets and the coverage of the general loan loss reserves, management considered the loan loss allowance sufficient to absorb losses and did not provide for additional losses during the first six months of 1999.

         Noninterest Income. Noninterest income for the first six months of 1999 totaled $1.6 million, a $392,000 or 33.4% increase over $1.2 million for the first six months of 1998. This increase was primarily attributable to increases of $196,000 in loan servicing fees, $114,000 in other service charges and fees and $99,000 in other noninterest income resulting primarily from the increase in Essex Home's nonaffiliate mortgage loan servicing portfolio from 9,400 loans totaling $780.1 million as of June 30, 1998 to 13,800 loans totaling $1.3 billion as of June 30, 1999.

         Noninterest Expense. Noninterest expense for the first six months of 1999 totaled $4.3 million, a $577,000 or 15.4% increase over $3.7 million for the first six months of 1998. This increase was primarily attributable to increases of (i) $409,000 in salaries and employee benefits because of the increase in full-time-equivalent employees from 106 at June 30, 1998 to 117 at June 30, 1999, the majority of which occurred at Essex Home in connection with the growth in servicing volume, (ii) $68,000 in service bureau expense resulting from the higher loan servicing volume and number of deposit accounts and (iii) $171,000 in other noninterest expense, the significant components of which are presented below.

                                                                      Increase
                                             1999          1998      (Decrease)
                                             ----          ----      ----------
Loan expense............................   $131,030      $ 73,390     $ 57,640
Telephone...............................    223,470        93,685      129,785
Postage and courier.....................    162,433        87,379       75,054
Stationery and supplies.................     71,221        58,053       13,168
Advertising and marketing...............     75,054       102,740      (27,686)
Corporate insurance.....................     41,116        49,208       (8,092)
Travel..................................     28,350        34,449       (6,099)
Franchise and other taxes...............     59,308        39,793       19,515
Bank charges............................      6,389        49,750      (43,361)
Year 2000 compliance....................      6,656        20,016      (13,360)
Other...................................     79,808       105,680      (25,872)
                                           --------       -------     --------
                                           $884,835      $714,143     $170,692
                                            =======       =======      =======

         The increase in noninterest expense was partially offset by a decrease of $76,000 in foreclosed properties expense resulting from lower provisions for losses in 1999.

         Income Taxes. EBI recognized a $22,000 income tax benefit during the first six months of 1999 resulting from a refund of previously-recognized income taxes.

Second Quarter of 1999 Compared to Second Quarter of 1998

         EBI's net income for the three months ended June 30, 1999 totaled $106,000, compared to net income of $138,000 for the three months ended June 30, 1998. Factors contributing to the second quarter decline in 1999 parallel the factors described in the six-month comparison.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June 30:

                                                        1999                                 1998
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                  (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $206,746      $3,904        7.55%    $173,938      $3,621       8.33%
      Investment securities..........       4,429          62        5.66        3,748          55       5.84
      Mortgage-backed
          securities.................         887          12        5.52        1,905          31       6.61
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,378          16        4.68        2,031          27       5.41
      Other..........................       8,306          98        4.71        4,366          60       5.49
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $221,746       4,092        7.38     $185,988       3,794       8.16
                                         ========                             ========

   Interest-bearing liabilities:
      Deposits.......................    $180,626       2,337        5.19     $152,287       2,053       5.41
      FHLB advances..................      22,762         309        5.45       21,288         302       5.69
      Other..........................         242          11       18.45          312          14      18.28
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $203,630       2,657        5.23     $173,887       2,369       5.46
                                         ========      ------                 ========      ------

   Net interest earnings.............                  $1,435                               $1,425
                                                       ======                               ======

   Net interest spread (1)...........                                2.15%                               2.70%
                                                                     ====                                ====

   Net yield on interest-earning
      assets (1).....................                                2.59%                               3.07%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.

         The table below sets forth  certain  information  regarding  changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From the Second Quarter of
                                                               1998 to the Second Quarter of 1999 Due to
                                                               -----------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ----------          --------             ---
                                                                             (in thousands)
         Interest income on:
            Loans (2)................................             $640            $(357)              $283
            Investment securities....................               10               (3)                 7
            Mortgage-backed securities...............              (15)              (4)               (19)
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (8)              (3)               (11)
            Other interest-earning assets............               48              (10)                38
                                                                  ----            -----               ----
               Total interest income (2)                           675             (377)               298

         Interest expense on:
            Deposits.................................              365              (81)               284
            FHLB advances............................               20              (13)                 7
            Other interest-bearing liabilities.......               (3)               -                 (3)
                                                                  ----            -----               ----
               Total interest expense................              382              (94)               288
                                                                  ----            -----               ----

               Net interest income...................             $293            $(283)             $  10
                                                                  ====            =====              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $1.425 million for the second quarter of 1998 to $1.435 million for the second quarter of 1999, primarily as a result of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from a 78 basis point decrease in yield on loans. This decline reflected the impact of the continuing lower interest rate environment in 1999 on the volume of refinancings to lower fixed rate loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):

                                                              1999        1998
                                                              ----        ----
         Balance at beginning of period...................   $1,802      $2,322
         Provision for loan losses........................        -           -
                                                             ------      ------
                                                              1,802       2,322
         Loans charged-off, net of recoveries.............     (106)       (258)
                                                             ------      ------
         Balance at end of period.........................   $1,696      $2,064
                                                             ======      ======

         As previously described, based on the improving trends in nonperforming assets and the level of general loss reserves, management determined that a provision for loan losses was not necessary during the second quarter of 1999 in order to maintain the loan loss reserves at adequate levels to absorb losses.

         Noninterest Income. Noninterest income for the second quarter of 1999 totaled $780,000 as compared to $619,000 for the second quarter of 1998. This increase was primarily attributable to increases of $107,000 in loan servicing fees, $42,000 in other service charges and fees and $27,000 in other noninterest income resulting primarily from Essex Home's 70% increase in its nonaffiliate mortgage loan servicing portfolio since the second quarter of 1998.

         Noninterest Expense. Noninterest expense for the second quarter of 1999 totaled $2.1 million, a $197,000 or 10.3% increase over $1.9 million for the second quarter of 1998. This increase was primarily attributable to increases of
(i) $214,000 in salaries and employee benefits because of the previously-described increase in full-time-equivalent employees, in particular at Essex Home in connection with the growth in servicing volume, (ii) $28,000 in service bureau expense resulting from the higher loan servicing volume and number of deposit accounts and (iii) $44,000 in other noninterest expense, the significant components of which are presented below.

                                                                      Increase
                                             1999          1998      (Decrease)
                                             ----          ----      ----------
Loan expense............................  $  61,657     $  37,334     $ 24,323
Telephone...............................    108,215        49,259       58,956
Postage and courier.....................     57,032        45,688       11,344
Stationery and supplies.................     35,968        33,132        2,836
Advertising and marketing...............     42,424        59,541      (17,117)
Corporate insurance.....................     21,459        25,240       (3,781)
Travel..................................     16,043        21,736       (5,693)
Franchise and other taxes...............     26,338        20,044        6,294
Bank charges............................      3,471        30,468      (26,997)
Year 2000 compliance....................      1,984        11,850       (9,866)
Other...................................     46,660        43,087        3,573
                                           --------      --------     --------
                                           $421,251      $377,379     $ 43,872
                                           ========      ========     ========

         The increase in noninterest expense was partially offset by a decrease of (i) $39,000 in occupancy and equipment expense resulting from lower facilities rent because of the acquisition of the previously-leased retail banking and mortgage loan production branch in Richmond, Virginia and (ii) $54,000 in foreclosed properties expense resulting from lower provisions for losses on foreclosed properties and favorable property valuation adjustments based on independent appraisals.


Year 2000 Readiness

         As previously reported, EBI has established a company-wide task force to assess and remediate business risks associated with the Year 2000. This task force has developed and implemented a seven-phase Year 2000 plan consisting of the following components:

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

o Implementation - integration of all corrected and validated items into the production environment; and

o Post-Implementation - monitoring implementation results and responding to situations that invalidate corrections as implemented.

         EBI has completed all phases of its Year 2000 readiness plan through the implementation phase for all mission-critical internal and external systems and operations. Because EBI outsources substantially all of its data processing for loans, deposits and loan servicing, a significant component of the Year 2000 plan entailed working with external vendors to test and certify their systems as Year 2000 compliant. Concurrently with the readiness measures described above, EBI has developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue.

         The total cost of the Year 2000 project (including the capitalized cost of new hardware and software approximating $280,000) is estimated to be $350,000 and is being funded through operating cash flows. This estimate does not include any costs associated with the implementation of contingency plans, which have been developed and will be tested by September 30, 1999. Capitalized costs are associated with technology changes that will enhance EBI's ability to provide competitive services. During the first six months of 1999, EBI recognized $6,700 of expense associated with this project, which brings the total expense incurred by EBI since beginning this project to $55,000. This amount does not include the implicit costs associated with the reallocation of internal staff hours to the Year 2000 project. Management believes EBI can incur Year 2000 project costs without adversely affecting future operating results. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact EBI's mission critical applications, cannot be fully known even though EBI monitors their Year 2000 readiness disclosures and solicits validation of their renovations. As a result, EBI is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. Such impact could be material. Further, an inability of EBI's integral third party suppliers and networks to reach substantial Year 2000 compliance could result in interruption of telecommunications services, interruption or failure of EBI's ability to service customers, failure of operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in loss of revenue due to service interruption, delays in EBI's ability to service its customers accurately and timely and increased expenses associated with stabilization of operations following such failures or execution of contingency plans.


Liquidity

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at June 30, 1999, had a liquidity ratio of 6.75%.

Regulatory Matters

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At June 30, 1999, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of June 30, 1999, the Bank was "well capitalized" for PCA purposes.

         The Bank's capital amounts and ratios as of June 30, 1999 are presented below (in thousands):

                                                                                              To Be Well
                                                                   For Capital             Capitalized Under
                                          Actual                Adequacy Purposes           PCA Provisions
                                     ------------------        --------------------       --------------------
                                     Amount       Ratio        Amount         Ratio       Amount         Ratio
                                     ------       -----        ------         -----       ------         -----
   Total capital (to
     risk-weighted assets)          $17,479       11.95%      $11,700          8.0%      $14,624        =>10.0%
   Tier I capital (to
     risk-weighted assets)           16,410       11.22%        5,850          4.0%        8,775         =>6.0%
   Tier I capital (to
     total assets)                   16,410        6.59%        9,961          4.0%       12,451         =>5.0%
   Tangible capital (to
     total assets)                   16,410        6.59%        3,735          1.5%            -             -


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

Item 1.  Legal Proceedings -- Not Applicable


Item 2.  Changes in Securities -- Not Applicable


Item 3.  Defaults Upon Senior Securities -- Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 27, 1999, an annual meeting of stockholders of EBI was held for the purpose of considering and voting upon the election of two directors for a term of three years. At the meeting, (i) Mr. Robert G. Hecht was approved by a vote of 935,260 EBI common shares voting in favor and 28,222 abstaining, and
(ii) Mr. Roscoe D. Lacy, Jr. was approved by a vote of 934,710 voting in favor and 28,772 abstaining. No other business was conducted at the meeting.


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


                                          Essex Bancorp, Inc.





         August 10, 1999                         By:   /s/ Gene D. Ross
         ---------------                               ------------------
              (Date)                                   Gene D. Ross
                                                       Chairman, President,
                                                       and Chief Executive
                                                       Officer





         August 10, 1999                         By:   /s/ Mary-Jo Rawson
         ---------------                               ------------------
              (Date)                                   Mary-Jo Rawson
                                                       Chief Accounting Officer