Form 10-Q
period 1999-09-30
ESSEX BANCORP INC /NEW
filed 1999-11-12
CIK 847325

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

          (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           September 30, 1999
                              --------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________________to____________________________

Commission file number                         1-10506
                      ----------------------------------------------------------

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


9 Interstate Corporate Center, Suite 200
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

         Shares outstanding as of November 10, 1999: 1,060,642 shares of Common Stock, par value $.01 per share.

                               Essex Bancorp, Inc.
                      Quarterly Report on Form 10-Q for the
                        Quarter Ended September 30, 1999

                                Table of Contents
                                -----------------

                                                                            Page
                                                                            ----

  Part I    FINANCIAL INFORMATION

            Item 1.    Financial Statements                                   3

                       Consolidated Balance Sheets (unaudited)
                       as of September 30, 1999 and December 31, 1998         3

                       Consolidated Statements of Operations (unaudited)
                       for the three months and nine months ended
                       September 30, 1999 and 1998                            4

                       Consolidated Statement of Shareholders' Equity (unaudited) for the nine months ended
                       September 30, 1999                                     6

                       Consolidated Statements of Cash
                       Flows (unaudited) for the nine months
                       ended September 30, 1999 and 1998                      7

                       Notes to Consolidated Financial
                       Statements (unaudited)                                 9

            Item 2.    Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                            12

            Item 3.    Quantitative and Qualitative Disclosures
                       About Market Risk                                     20

  Part II   OTHER INFORMATION

            Item 1.    Legal Proceedings                                     21

            Item 2.    Changes in Securities                                 21

            Item 3.    Defaults Upon Senior Securities                       21

            Item 4.    Submission of Matters to a Vote
                       of Security Holders                                   21

            Item 5.    Other Information                                     21

            Item 6.     Exhibits and Reports on Form 8-K                     21


Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEETS (unaudited)
                                                                              September 30,        December 31,
                                                                                  1999                 1998
                                                                                  ----                 ----
ASSETS
    Cash...............................................................       $  6,332,866        $  5,315,805
    Interest-bearing deposits..........................................          6,380,783          11,314,478
    Federal funds sold and securities purchased under
      agreements to resell.............................................            916,781           1,314,397
                                                                              ------------        ------------
         Cash and cash equivalents.....................................         13,630,430          17,944,680
    Federal Home Loan Bank stock.......................................          1,737,500           1,548,800
    Securities available for sale - cost approximates market...........             19,077              18,406
    Securities held for investment - market value of
      $2,715,000 in 1999 and $2,704,000 in 1998........................          2,750,089           2,750,089
    Mortgage-backed securities held for investment - market
      value of $480,000 in 1999 and $1,454,000 in 1998.................            479,891           1,455,738
    Loans, net of allowance for loan losses of $1,619,000
      in 1999 and $1,845,000 in 1998...................................        225,456,363         192,667,763
    Loans held for sale................................................          1,917,470           4,486,271
    Mortgage servicing rights..........................................          2,134,703             831,197
    Foreclosed properties, net.........................................            637,549             571,294
    Accrued interest receivable........................................          1,544,541           1,250,349
    Excess of cost over net assets acquired............................             51,147              97,692
    Advances for taxes, insurance, and other...........................          2,478,734           1,572,225
    Premises and equipment.............................................          3,254,975           3,183,577
    Other assets.......................................................          3,437,883           2,661,487
                                                                              ------------        ------------
             Total Assets..............................................       $259,530,352        $231,039,568
                                                                              ============        ============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
    Deposits:
      Noninterest-bearing..............................................       $ 14,743,943        $ 16,791,063
      Interest-bearing.................................................        190,899,981         170,841,193
                                                                              ------------         -----------
         Total deposits................................................        205,643,924         187,632,256
    Federal Home Loan Bank advances....................................         34,750,000          24,908,333
    Capitalized lease obligations......................................            212,057             268,123
    Other liabilities..................................................          2,345,395           2,395,768
                                                                              ------------        ------------
             Total Liabilities.........................................        242,951,376         215,204,480

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000........................         14,173,750          14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000..........................            833,750             833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642........................             10,606              10,606
    Capital in excess of par...........................................          8,687,770           8,687,772
    Accumulated deficit................................................         (7,126,900)         (7,870,790)
                                                                              ------------        ------------
             Total Shareholders' Equity................................         16,578,976          15,835,088
                                                                              ------------        ------------
             Total Liabilities and Shareholders' Equity................       $259,530,352        $231,039,568
                                                                              ============        ============

                                See notes to consolidated financial statements.

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                                                   Three Months                 Nine Months
                                                                Ended September 30,         Ended September 30,
                                                                -------------------         -------------------
                                                               1999           1998           1999         1998
                                                               ----           ----           ----         ----
INTEREST INCOME
    Loans, including fees.................................   $4,364,120    $3,735,039    $12,073,084    $10,843,295
    Federal funds sold and securities purchased
      under agreements to resell..........................       18,298        24,504         51,033         92,215
    Investment securities, including
      dividend income.....................................       64,463        57,440        186,431        166,326
    Mortgage-backed securities............................        8,187        31,488         38,279         94,463
    Other.................................................      115,940       104,487        317,559        238,821
                                                             ----------    ----------    -----------    -----------
             Total Interest Income........................    4,571,008     3,952,958     12,666,386     11,435,120

INTEREST EXPENSE
    Deposits .............................................    2,460,468     2,167,654      7,059,864      6,220,323
    Federal Home Loan Bank advances.......................      447,271       364,773      1,046,078        954,456
    Notes payable.........................................            -             -              -            792
    Other.................................................       10,261        13,495         33,336         42,614
                                                             ----------    ----------    -----------    -----------
             Total Interest Expense.......................    2,918,000     2,545,922      8,139,278      7,218,185
                                                             ----------    ----------    -----------    -----------

             Net Interest Income..........................    1,653,008     1,407,036      4,527,108      4,216,935
PROVISION FOR LOAN LOSSES.................................            -             -              -              -
                                                             ----------    ----------    -----------    -----------

             Net Interest Income After
             Provision for Loan Losses....................    1,653,008     1,407,036      4,527,108      4,216,935

NONINTEREST INCOME
    Loan servicing fees...................................      408,955       330,919      1,167,571        893,516
    Mortgage banking income, including
      gain on sale of loans...............................      104,701       214,707        413,729        540,404
    Other service charges and fees........................      145,853       124,538        451,443        316,535
    Other.................................................       97,074        95,132        287,211        186,525
                                                             ----------    ----------    -----------    -----------

             Total Noninterest Income.....................      756,583       765,296      2,319,954      1,936,980


                                   See notes to consolidated financial statements.

                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)
                                                                   Three Months                 Nine Months
                                                                Ended September 30,          Ended September 30,
                                                                -------------------          -------------------
                                                                1999           1998          1999           1998
                                                                ----           ----          ----           ----
NONINTEREST EXPENSE
    Salaries and employee benefits........................    1,036,888       915,553      3,030,120      2,499,519
    Net occupancy and equipment...........................      233,705       249,617        677,937        728,855
    Deposit insurance premiums............................      149,513       123,265        435,740        367,069
    Amortization of intangible assets.....................      138,995       112,019        418,941        379,470
    Service bureau........................................      153,863       146,058        445,517        370,072
    Professional fees.....................................       61,066        76,710        199,640        229,910
    Foreclosed properties, net............................       (3,619)       59,629            813        139,942
    Other.................................................      364,044       331,144      1,248,879      1,045,287
                                                             ----------    ----------     ----------     ----------

             Total Noninterest Expense....................    2,134,455     2,013,995      6,457,587      5,760,124
                                                             ----------    ----------     ----------     ----------

             Income Before Income Taxes...................      275,136       158,337        389,475        393,791

Provision for (BENEFIT from)
income taxes .............................................     (332,621)       29,526       (354,415)        29,526
                                                             ----------    ----------     ----------     ----------

             Net Income...................................   $  607,757    $  128,811     $  743,890     $  364,265
                                                             ==========    ==========     ==========     ==========

    Income (loss) available to common
      shareholders (Note 2)...............................   $  116,913    $ (320,807)    $ (703,658)    $ (959,603)
                                                             ==========    ==========     ==========     ==========

    Income (loss) per common share (Note 2):
      Basic...............................................   $      .11    $     (.30)    $     (.66)    $     (.91)
                                                             ==========    ==========     ==========     ==========
      Diluted.............................................   $      .02    $     (.30)    $     (.66)    $     (.91)
                                                             ==========    ==========     ==========     ==========


                                   See notes to consolidated financial statements.

                                                ESSEX BANCORP, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                            For the nine months ended September 30, 1999

                                                            Series B         Series C
                                              Common        Preferred        Preferred   Additional
                                            Stock, $.01   Stock, $6.67     Stock, $6.67    Paid-in      Accumulated
                                             Par Value    Stated Value     Stated Value    Capital        Deficit          Total
                                             ---------    ------------     ------------    -------        -------          -----

Balance at January 1, 1999................     $10,606      $14,173,750       $833,750     $8,687,772    $(7,870,790)   $15,835,088

Fractional share pay-outs under
   the Employee Stock Purchase
   Plan...................................           -                -              -             (2)             -             (2)

Comprehensive net income..................           -                -              -              -        743,890        743,890
                                               -------      -----------       --------     ----------    -----------    -----------

Balance at September 30, 1999.............     $10,606      $14,173,750       $833,750     $8,687,770    $(7,126,900)   $16,578,976
                                               =======      ===========       ========     ==========    ===========    ===========


                                           See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1999               1998
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income (loss)....................................................      $     743,890     $     364,265
    Adjustments to reconcile net income (loss) to cash
        provided by (used in) operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............             26,121           107,195
           Depreciation and amortization of premises
               and equipment.............................................            259,287           284,468
           Amortization (accretion) of:
               Premiums and discounts on:
                 Loans...................................................            198,486           120,950
                 Mortgage-backed securities held to maturity.............              1,728               364
                 Securities held to maturity.............................                  -              (584)
               Mortgage servicing rights.................................            372,395           332,924
               Excess of costs over equity in net assets
                 acquired................................................             46,545            46,546
        Mortgage banking activities:
           Net decrease (increase) in loans originated for resale........          2,932,231        (1,022,024)
           Realized gains from sale of loans.............................           (363,430)         (482,865)
        Realized gains from sales of:
           Premises and equipment........................................                  -              (525)
           Foreclosed properties.........................................            (63,129)          (23,933)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................           (294,192)          (87,727)
           Advances for taxes, insurance and other.......................           (924,509)         (600,374)
           Other assets..................................................           (776,396)         (284,925)
           Other liabilities.............................................            (50,373)          443,808
                                                                               -------------     -------------

    Net cash provided by (used in) operating activities..................          2,108,654          (802,437)

INVESTING ACTIVITIES
    Purchase of certificates of deposit in other
        financial institutions...........................................                  -        (4,000,000)
    Proceeds from maturities of certificates of deposit in
        other financial institutions.....................................                  -         4,000,000
    Purchase of Federal Home Loan Bank stock.............................           (373,400)         (117,800)
    Redemptions of Federal Home Loan Bank stock..........................            184,700                 -
    Purchase of securities held to maturity..............................                  -               (11)
    Purchase of securities available for sale............................               (671)             (728)
    Payments on mortgage-backed securities...............................            974,119                 -
    Purchases of loans...................................................        (31,117,238)      (19,864,239)
    Net (increase) decrease net loans....................................         (2,178,138)        8,378,034
    Proceeds from sales of foreclosed properties.........................            321,207         1,483,718
    Increase in foreclosed properties....................................            (24,164)          (61,344)
    Purchase of mortgage servicing rights................................         (1,675,901)                -
    Purchase of premises and equipment...................................           (330,685)       (1,590,021)
    Proceeds from sales of premises and equipment........................                  -               525
                                                                               -------------     -------------

    Net cash used in investing activities................................        (34,220,171)      (11,771,866)

                                 See notes to consolidated financial statements.


                                       ESSEX BANCORP, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                                                 Nine Months Ended September 30,
                                                                                 -------------------------------
                                                                                    1999               1998
                                                                                    ----               ----
FINANCING ACTIVITIES
    Net increase in NOW, money market and savings deposits...............          8,074,635         4,859,139
    Net increase in certificates of deposit..............................          9,937,033        16,300,164
    Proceeds from Federal Home Loan Bank advances........................         41,000,000        36,500,000
    Repayment of Federal Home Loan Bank advances.........................        (31,158,333)      (40,317,500)
    Payments on notes payable............................................                  -           (72,102)
    Payments on capital lease obligations................................            (56,066)          (46,787)
    Common stock issued under Employee Stock Purchase
       Plan, net of fractional share pay-outs............................                 (2)            6,058
                                                                               -------------     -------------

    Net cash provided by financing activities............................         27,797,267        17,228,972
                                                                               -------------     -------------

    (Decrease) increase in cash and cash equivalents.....................         (4,314,250)        4,654,669
    Cash and cash equivalents at beginning of period.....................         17,944,680        11,032,883
                                                                               -------------     -------------

    Cash and cash equivalents at end of period...........................      $  13,630,430     $  15,687,552
                                                                               =============     =============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Real estate acquired in settlement of loans..........................      $     308,290     $     495,704

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest.........................................................      $   8,046,213     $   7,266,424
        Net income taxes.................................................              3,000                 -


                                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 1999


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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations for the three months and nine months ended September 30 are as follows:

                                               Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                            ---------------------------      -----------------------------
                                               1999             1998              1999             1998
                                               ----             ----              ----             ----
     Net income                             $ 607,757         $ 128,811      $   743,890       $   364,265
     Preferred stock dividends               (490,844)         (449,618)      (1,447,548)       (1,323,868)
                                             --------          --------       ----------        ----------
     Net income (loss) available
       to common shareholders               $ 116,913         $(320,807)     $  (703,658)      $  (959,603)
                                             ========          ========       ==========        ==========

     Weighted average common
       shares outstanding:
       Basic                                1,060,642         1,059,219        1,060,642         1,058,631
       Diluted                              5,093,858         1,059,219        1,060,642         1,058,631

     Income (loss) per common share:
       Basic                                     $.11             $(.30)           $(.66)            $(.91)
       Diluted                                   $.02             $(.30)           $(.66)            $(.91)

EBI's options and warrants (collectively, common stock equivalents) are antidilutive with respect to loss available to common shareholders for the three months ended September 30, 1998 and for the nine months ended September 30, 1999 and 1998; therefore, basic and diluted EPS are the same. EBI's common stock equivalents are dilutive for the three months ended September 30, 1999 and diluted income per share is computed under the treasury stock method.

NOTE 3 - SEGMENT INFORMATION

EBI adopted Statement of Financial Accounting Standards No. 131 - Disclosures about Segments of an Enterprise and Related Information ("SFAS 131") for the year ended December 31, 1998. SFAS 131 requires companies to report information about the revenues derived from the enterprise's segments, about the geographical divisions in which the enterprise earns revenues and holds assets and about major customers. SFAS 131 further requires the disclosure of interim period information after the initial year of application. Accordingly, the following segment information for EBI for the three months and nine months ended September 30, 1999 and 1998 is presented on the same basis and for the same segments as those presented in EBI's 1998 Annual Report.

                                 Retail                            Mortgage
                                Community        Mortgage            Loan          Corporate/
                                 Banking          Banking          Servicing      Eliminations          Total
                                 -------          -------          ---------      ------------          -----
                                                                (in thousands)
As of and for the three months
   ended September 30, 1999:
    Customer revenues        $       908          $    921          $   574        $        7       $    2,410
    Affiliate revenues                 -                80              118              (198)               -
    Depreciation and
       amortization                   28                14               20                26               88
    Pre-tax income (loss)            124               548              137              (534)             275
    Total assets                 217,538            37,130            7,198            (2,336)         259,530

As of and for the three months
   ended September 30, 1998:
    Customer revenues        $       971          $    739          $   459        $        4       $    2,173
    Affiliate revenues                 -               117              109              (226)               -
    Depreciation and
       amortization                   24                16               20                32               92
    Pre-tax income (loss)            248               421               87              (597)             159
    Total assets                 190,119            21,859            8,058            (6,911)         213,125

As of and for the nine months
   ended September 30, 1999:
    Customer revenues         $    2,710           $ 2,413           $1,673         $      51       $    6,847
    Affiliate revenues                 -               319              355              (674)               -
    Depreciation and
       amortization                   81                42               59                77              259
    Pre-tax income (loss)            312             1,373              288            (1,584)             389
    Total assets                 217,538            37,130            7,198            (2,336)         259,530

As of and for the nine months
   ended September 30, 1998:
    Customer revenues         $    3,037           $ 1,948           $1,122         $      47       $    6,154
    Affiliate revenues                 -               343              296              (639)               -
    Depreciation and
       amortization                   65                57               62               100              284
    Pre-tax income (loss)            844             1,128              119            (1,697)             394
    Total assets                 190,119            21,859            8,058            (6,911)         213,125

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




                              [intentionally blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition

         Total assets of Essex Bancorp, Inc. ("EBI") at September 30, 1999 were $259.5 million as compared to $231.0 million at December 31, 1998, an increase of approximately $28.5 million or 12.3%. The predominant factor contributing to the increase in total assets was the growth in loans held for investment, the comparative composition of which is presented below.

                                                September 30,       December 31,
                                                    1999                1998
                                                    ----                ----
      Real estate:
        First mortgages                           $165,669            $151,890
        Second mortgages                            10,658               7,462
        Construction and development                34,811              19,447
        Commercial                                   4,916               6,470
      Consumer                                       7,684               5,959
      Commercial - other                             2,004               1,601
      Secured by deposits                              418                 621
                                                  --------            --------
        Total Loans                                226,160             193,450

      Net premiums, deferred and unearned
        loan fees and discounts                        915               1,063
      Allowance for loan losses                     (1,619)             (1,845)
                                                  --------            --------
        Net Loans                                 $225,456            $192,668
                                                   =======             =======

         The increase in construction loans, second mortgages and consumer loans was strategically designed to further enable EBI to reposition its balance sheet in order to improve its net interest margin over the long-term partially through higher-yielding and adjustable-rate assets. The increase in loans resulted primarily from $23.9 million of secondary market purchases of residential first mortgage loans. EBI experienced significant accelerated prepayments, primarily during the first half of 1999, in its first mortgage loan portfolio as a result of the lower interest rate environment. The increase in net loans was funded through a partial utilization of EBI's excess liquidity coupled with deposit growth and an increase in borrowings from the Federal Home Loan Bank ("FHLB").

         Deposits, the primary source of EBI's funds, totaled $205.6 million at September 30, 1999 as compared to $187.6 million at December 31, 1998, an increase of $18.0 million or 9.6%. An increase in interest-bearing deposits, primarily in money market accounts and certificates of deposit, was partially offset by a decrease in noninterest-bearing deposits resulting from fluctuations in escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at Essex Savings Bank, F.S.B. (the "Bank"). The increase in interest-bearing deposits occurred primarily at EBI's Suffolk, Virginia retail banking branch, which was relocated from a leased facility to a newly-constructed Bank-owned branch in April 1998, and at EBI's Richmond, Virginia retail banking branch.


Results of Operations

First Nine Months of 1999 Compared to First Nine Months of 1998

         EBI's net income for the nine months ended September 30, 1999 totaled $744,000, compared to net income of $364,000 for the nine months ended September 30, 1998. EBI's 1999 net income included a $500,000 tax benefit resulting from the recognition of a deferred tax asset for a portion of EBI's net operating tax loss ("NOL") carryforwards, the benefit of which was partially offset by a current tax provision for benefits recognized in 1998. EBI's pre-tax earnings declined slightly from $394,000 for the first nine months of 1998 to $389,000 for the first nine months of 1999. EBI's comparative results reflected increases in (i) net interest income resulting from an increase in interest-earning assets, the benefit of which was partially offset by the impact of net interest margin compression as evidenced by a decline in net interest yield, (ii) loan servicing fees resulting from a 63 percent increase since the third quarter of 1998 in the size of Essex Home's nonaffiliate mortgage loan servicing portfolio,
(iii) other noninterest income resulting from service charges and fees on the higher servicing volume at Essex Home and (iv) noninterest expenses associated with the increase in EBI's loan servicing volumes and deposit levels, as well as the impact of technology enhancements on telecommunications expense. EBI's 1999 results also reflected a decline in residential loan originations as interest rates have begun to rise.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the nine months ended September 30:

                                                       1999                                1998
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                               (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $209,671     $12,073        7.68%    $175,515     $10,843       8.24%
      Investment securities..........       4,434         186        5.61        3,788         166       5.85
      Mortgage-backed
          securities.................         903          38        5.65        1,905          95       6.61
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,414          51        4.81        2,247          92       5.47
      Other..........................       8,727         318        4.85        5,829         239       5.46
                                         --------     -------                  -------     -------
         Total interest-earning
           assets....................    $225,149      12,666        7.50     $189,284      11,435       8.06
                                          =======                              =======

   Interest-bearing liabilities:
      Deposits.......................    $181,056       7,060        5.21     $153,596       6,220       5.41
      FHLB advances..................      25,577       1,046        5.47       22,378         954       5.70
      Notes payable..................           -           -          -            11           1       9.32
      Other..........................         240          33       18.56          311          43      18.33
                                         --------     -------                  -------     -------
         Total interest-bearing
           liabilities...............    $206,873       8,139        5.26     $176,296       7,218       5.47
                                          =======     -------                  =======     -------

    Net interest earnings............                 $ 4,527                              $ 4,217
                                                       ======                               ======

   Net interest spread...............                                2.24%                               2.59%
                                                                     ====                                ====

   Net yield on interest-earning
      assets.........................                                2.68%                               2.97%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                             Increase (Decrease) From the First Nine Months
                                                              of 1998 to the First Nine Months of 1999 Due to
                                                              -----------------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ------              ----                 ---
                                                                             (in thousands)
         Interest income on:
            Loans (2)................................           $1,640            $(410)            $1,230
            Investment securities....................               24               (4)                20
            Mortgage-backed securities...............              (44)             (13)               (57)
            Federal funds sold and
               securities purchased under
               agreements to resell..................              (31)             (10)               (41)
            Other interest-earning assets............               93              (14)                79
                                                               -------            -----            -------
               Total interest income (2).............            1,682             (451)             1,231

         Interest expense on:
            Deposits.................................              951             (111)               840
            FHLB advances............................              112              (20)                92
            Notes payable............................               (1)               -                 (1)
            Other interest-bearing liabilities.......               (9)              (1)               (10)
                                                               -------           ------             ------
               Total interest expense................            1,053             (132)               921
                                                               -------           ------             ------

               Net interest income...................          $   629            $(319)           $   310
                                                                ======             ====             ======

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the amortization of net deferred loan origination costs.

         Net interest income increased from $4.2 million for the first nine months of 1998 to $4.5 million for the first nine months of 1999, which reflected the favorable impact of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread because the lower interest rate environment in 1999 continued to result in significant refinancings to lower fixed rate loans. Typically, declining interest rates favorably impact EBI's earnings due to the repricing of deposits with shorter maturities as compared to interest-earning assets, predominantly loans, which have either fixed interest rates or interest rates that adjust over longer periods. However, in an extended period of lower interest rates, like the present period, EBI can expect an increase in the volume of refinancings to lower fixed-rate loans. EBI continues to emphasize investment in adjustable-rate loan portfolios, but customer demand has shifted to lower fixed-rate loans. Accordingly, within the residential loan product line offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms has increased. While EBI will continue to emphasize the origination and secondary market purchase of residential first mortgage loans, it is expanding its loan growth focus to construction and consumer-type loans, which are generally higher-yielding and more interest-rate-sensitive than residential loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the nine months ended September 30 are as follows (in thousands):

                                                           1999           1998
                                                           ----           ----
    Balance at beginning of period...................      $1,845        $2,382
    Provision for loan losses........................           -             -
                                                           ------        ------
                                                            1,845         2,382
    Loans charged-off, net of recoveries.............        (226)         (568)
                                                           ------        ------
    Balance at end of period.........................      $1,619        $1,814
                                                            =====         =====

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At September 30, 1999, nonperforming assets as a percentage of total assets was .58% as compared to .79% at December 31, 1998. In addition, nonperforming assets totaled $1.5 million at September 30, 1999 as compared to $1.8 million at December 31, 1998. Loan loss reserve coverage, expressed as the ratio of the allowance for loan losses to nonperforming loans, increased from 145.97% as of December 31, 1998 to 184.19% as of September 30, 1999. Based on these favorable trends in nonperforming assets and the coverage of loan loss reserves, management considered the loan loss allowance sufficient to absorb losses and did not provide for additional losses during the first nine months of 1999.

         Noninterest Income. Noninterest income for the first nine months of 1999 totaled $2.3 million, a $383,000 or 19.8% increase over $1.9 million for the first nine months of 1998. This increase was primarily attributable to increases of $274,000 in loan servicing fees, $135,000 in other service charges and fees and $101,000 in other noninterest income resulting primarily from the increase in Essex Home's nonaffiliate mortgage loan servicing portfolio from 11,300 loans totaling $964.0 million as of September 30, 1998 to 16,200 loans totaling $1.6 billion as of September 30 1999. These increases were partially offset by a $127,000 decline in mortgage banking income, which occurred primarily in the third quarter of 1999 as the volume of originations of residential mortgage loans to be sold in the secondary market diminished because of rising interest rates.

         Noninterest Expense. Noninterest expense for the first nine months of 1999 totaled $6.5 million, a $697,000 or 12.1% increase over $5.8 million for the first nine months of 1998. This increase was primarily attributable to increases of (i) $531,000 in salaries and employee benefits because of the increase in full-time-equivalent employees from 97 at January 1, 1998 to 121 at September 30, 1999, the majority of which occurred at Essex Home in connection with the growth in servicing volume, (ii) $69,000 in deposit insurance premiums because of the growth in deposit balances on which the premiums are based, (iii) $39,000 in amortization of intangible assets resulting from acquisitions of mortgage servicing rights ("MSRs") in 1999, which was partially offset by the benefit of reductions in MSR valuation allowances, (iv) $75,000 in service bureau expense resulting predominantly from the higher loan servicing volume and
(v) $204,000 in other noninterest expense, the significant components of which are presented below.

                                                       Nine Months Ended September 30,
                                                       -------------------------------         Increase
                                                         1999                 1998            (Decrease)
                                                         ----                 ----            ----------
       Loan expense............................      $   200,997          $   136,523           $ 64,474
       Telephone...............................          291,710              154,065            137,645
       Postage and courier.....................          162,377              133,978             28,399
       Stationery and supplies.................          108,649               82,663             25,986
       Advertising and marketing...............          118,823              146,776            (27,953)
       Corporate insurance.....................           61,215               75,362            (14,147)
       Travel..................................           40,633               52,709            (12,076)
       Franchise and other taxes...............           81,350               36,494             44,856
       Bank charges............................           13,205               49,857            (36,652)
       Year 2000 compliance....................            7,367               31,866            (24,499)
       Other...................................          162,553              144,994             17,559
                                                      ----------           ----------           --------
                                                      $1,248,879           $1,045,287           $203,592
                                                       =========            =========            =======

         The increases in noninterest expense were partially offset by decreases of (i) $51,000 in net occupancy and equipment expense resulting from lower facilities rent because of the acquisition of the previously-leased retail banking and mortgage loan production branch in Richmond, Virginia as well as lower depreciation expense, which will increase in future periods because of EBI's investment in technology enhancements such as the implementation of a wide area network and (ii) $139,000 in foreclosed properties expense resulting from lower provisions for losses and net gains on disposals in 1999.

         Income Taxes. EBI's net income for the first nine months of 1999 included a $500,000 tax benefit resulting from the recognition of a deferred tax asset for a portion of EBI's NOL carryforwards, the benefit of which was partially offset by a current year tax provision. The recognition of the NOL benefit was attributable to EBI's current projection of core profitability improvements for the year 2000.


Third Quarter of 1999 Compared to Third Quarter of 1998

         EBI's net income for the three months ended September 30, 1999 totaled $608,000, compared to net income of $129,000 for the three months ended September 30, 1998. Factors contributing to the third quarter increase in 1999 parallel the factors described in the nine-month comparison, except that on a pre-tax basis EBI's earnings increased from $158,000 for the third quarter of 1998 to $275,000 for the third quarter of 1999.

         Net Interest Income. The table below presents weighted average balances for interest-earning assets and interest-bearing liabilities, as well as related average yields earned and rates paid for the three months ended September 30:

                                                        1999                                1998
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                 (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $225,083      $4,364        7.76%    $182,067      $3,735       8.21%
      Investment securities..........       4,543          65        5.68        3,866          57       5.94
      Mortgage-backed
          securities.................         573           8        5.72        1,905          32       6.61
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,439          18        5.09        1,776          25       5.52
      Other..........................       9,043         116        5.13        7,602         104       5.50
                                         --------     -------                  -------     -------
         Total interest-earning
           assets....................    $240,681       4,571        7.60     $197,216       3,953       8.02
                                          =======                              =======

   Interest-bearing liabilities:
      Deposits.......................    $190,037       2,461        5.14     $159,477       2,168       5.39
      FHLB advances..................      33,044         447        5.37       25,278         365       5.73
      Other..........................         222          10       18.36          295          13      18.15
                                         --------     -------                  -------     -------
         Total interest-bearing
           liabilities...............    $223,303       2,918        5.24     $185,050       2,546       5.45
                                          =======       -----                  =======       -----

   Net interest earnings.............                  $1,653                               $1,407
                                                        =====                                =====

   Net interest spread...............                                2.36%                               2.57%
                                                                     ====                                ====

   Net yield on interest-earning
      assets.........................                                2.75%                               2.86%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                             Increase (Decrease) From the Third Quarter of
                                                               1998 to the Third Quarter of 1999 Due to
                                                               ----------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ------              ----                 ---
                                                                             (in thousands)
         Interest income on:
            Loans (2)................................             $843            $(214)              $629
            Investment securities....................               10               (2)                 8
            Mortgage-backed securities...............              (20)              (4)               (24)
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (4)              (3)                (7)
            Other interest-earning assets............               19               (7)                12
                                                                  ----            -----               ----
               Total interest income (2)                           848             (230)               618

         Interest expense on:
            Deposits.................................              398             (105)               293
            FHLB advances............................              106              (24)                82
            Other interest-bearing liabilities.......               (3)               -                 (3)
                                                                  ----            -----               ----
               Total interest expense................              501             (129)               372
                                                                  ----            -----               ----

               Net interest income...................             $347            $(101)              $246
                                                                   ===             ====                ===

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the amortization of net deferred loan origination costs.

         Net interest income increased from $1.4 million for the third quarter of 1998 to $1.7 million for the third quarter of 1999, primarily as a result of the increase in the ratio of average interest-earning assets to average interest-bearing liabilities. However, there was a decline in the net interest spread resulting from a 45 basis point decrease in yield on loans. This decline reflected the impact of the continuing lower interest rate environment in 1999 on the volume of refinancings to lower fixed rate loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended September 30 are as follows (in thousands):

                                                             1999         1998
                                                             ----         ----
    Balance at beginning of period...................       $1,696      $2,064
    Provision for loan losses........................            -           -
                                                            ------      ------
                                                             1,696       2,064
    Loans charged-off, net of recoveries.............          (77)       (250)
                                                            ------      ------
    Balance at end of period.........................       $1,619      $1,814
                                                             =====       =====

         As previously described, based on the improving trends in nonperforming assets and the coverage of general loss reserves, management determined that a provision for loan losses was not necessary during the third quarter of 1999 in order to maintain the loan loss reserves at adequate levels to absorb losses.

         Noninterest Income. Noninterest income for the third quarter of 1999 totaled $757,000 as compared to $765,000 for the third quarter of 1998. EBI's 1999 quarterly results reflect a $110,000 decrease in mortgage banking income resulting from a decline in the volume of originations of residential mortgage loans to be sold in the secondary market as interest rates have begun to rise. This decline was substantially offset by increases of $78,000 in loan servicing fees and $21,000 in other service charges and fees resulting primarily from Essex Home's 63 percent increase in its nonaffiliate mortgage loan servicing portfolio since the third quarter of 1998.

         Noninterest Expense. Noninterest expense for the third quarter of 1999 totaled $2.1 million, a $120,000 or 6.0% increase over $2.0 million for the third quarter of 1998. The trends in the components of noninterest expense parallel those described in the nine-month comparison.


Year 2000 Readiness
-------------------

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

         EBI has completed all phases of its Year 2000 readiness plan through the implementation phase for all mission-critical internal and external systems and operations. Because EBI outsources substantially all of its data processing for loans, deposits and loan servicing, a significant component of the Year 2000 plan entailed working with external vendors to test and certify their systems as Year 2000 compliant. Concurrently with the readiness measures described above, EBI has developed contingency plans intended to mitigate the possible disruption in business operations that may result from the Year 2000 issue. As part of these plans, EBI has already initiated its Year 2000 event management program, which provides for (i) intensified customer awareness efforts in order to assure our depositors of the safety of their deposits and to offer advice on minimizing their risk of exposure to con artists and criminals, (ii) implementation of EBI's Year 2000 liquidity management plan in anticipation of stronger customer demand for cash as the rollover to Year 2000 approaches and (iii) implementation of enhanced procedures for additional database and application backups prior to the century date change, verification of functionality at each of EBI's sites immediately following the century date change and verification of the integrity of data processed after the century date change.

         The total cost of the Year 2000 project (including the capitalized cost of new hardware and software approximating $280,000) is estimated to be $350,000 and is being funded through operating cash flows. This estimate does not include any costs associated with the implementation of contingency plans for which testing was completed in the third quarter of 1999. Capitalized costs are associated with technology changes that will enhance EBI's ability to provide competitive services. During the first nine months of 1999, EBI recognized $7,400 of expense associated with this project, which brings the total expense incurred by EBI since beginning this project to $56,000. This amount does not include the implicit costs associated with the reallocation of internal staff hours to the Year 2000 project. Management believes EBI can incur Year 2000 project costs without adversely affecting future operating results. However, because of the complexity of the issue and possible unidentified risks, actual costs may vary from the estimate. Furthermore, the Year 2000 compliance status of integral third party suppliers and networks, which could adversely impact EBI's mission critical applications, cannot be fully known even though EBI monitors their Year 2000 readiness disclosures and solicits validation of their renovations. As a result, EBI is unable to determine the impact that any system interruption would have on its results of operations, financial position and cash flows. Such impact could be material. Further, an inability of EBI's integral third party suppliers and networks to reach substantial Year 2000 compliance could result in interruption of telecommunications services, interruption or failure of EBI's ability to service customers, failure of operating and other information systems and failure of certain date-sensitive equipment. Such failures could result in loss of revenue due to service interruption, delays in EBI's ability to service its customers accurately and timely and increased expenses associated with stabilization of operations following such failures or execution of contingency plans.


Liquidity
---------

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 1999, had a liquidity ratio of 7.81%.


Regulatory Matters
------------------

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At September 30, 1999, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of September 30, 1999, the Bank was "well capitalized" for PCA purposes.

         The Bank's capital amounts and ratios as of September 30, 1999 are presented below (in thousands):

                                                                                              To Be Well
                                                                  For Capital             Capitalized Under
                                          Actual               Adequacy Purposes           PCA Provisions
                                     ------------------       --------------------       --------------------
                                     Amount      Ratio          Amount     Ratio          Amount       Ratio
                                     ------      -----          ------     -----          ------       -----
   Total capital (to
     risk-weighted assets)           $17,925     11.78%         $12,182     8.0%          $15,227     =>10.0%
   Tier I capital (to
     risk-weighted assets)            16,987     11.16%           6,091     4.0%            9,136      =>6.0%
   Tier I capital (to
     total assets)                    16,987      6.53%          10,411     4.0%           13,014      =>5.0%
   Tangible capital (to
     total assets)                    16,987      6.53%           3,904     1.5%                -          -

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As described in EBI's 1998 Annual Report, the Bank utilizes an interest rate risk ("IRR") model developed by the OTS to measure the changes in the Bank's net portfolio value ("NPV"), which is the difference between incoming and outgoing discounted cash flows from assets, liabilities and off-balance-sheet commitments. The IRR model is updated quarterly using financial information provided by the Bank along with assumptions based upon the current interest rate environment and economic conditions.

         As interest rates have increased during 1999, particularly long-term rates, modeling assumptions of mortgage prepayment rates have decreased resulting in increased duration of incoming cash flows from mortgage assets. Additionally, the Bank's management believes that current interest rates reflect a year 2000 liquidity premium which will deteriorate early next year resulting in a lower cost of funding balance sheet growth. With this in mind, the Bank has funded much of its balance sheet growth with short-term advances from the FHLB. One result of these factors has been an increase in the Bank's IRR. Management believes that this increase will not differ significantly from industry averages because the cause of the change is systemic and much of the Bank's balance sheet growth has been by means of increased investment in prime-rate based and adjustable-rate assets.

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


                                                    Essex Bancorp, Inc.





         November 10, 1999                           By:  /s/ Gene D. Ross
         -----------------                              ------------------
              (Date)                                 Gene D. Ross
                                                     Chairman, President,
                                                     and Chief Executive
                                                     Officer





         November 10, 1999                           By:  /s/ Mary-Jo Rawson
         -----------------                              --------------------
              (Date)                                 Mary-Jo Rawson
                                                     Chief Accounting Officer