Form 10-K
period 1999-12-31
ESSEX BANCORP INC /NEW
filed 2000-03-30
CIK 847325

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended         December 31, 1999
                          --------------------------------------

                                       OR

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                                -------------     --------------

Commission file number        1-10506
                       ---------------------

                              Essex Bancorp, Inc.
            ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                                54-1721085
       -----------------------------                  ----------------
          (State of organization)                     (I.R.S. Employer
                                                      Identification No.)

          Interstate Corporate Center
          Building 9, Suite 200
            Norfolk, Virginia                             23502
            -----------------                           --------
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

                                      None
                                      ----
                                (Title of Class)

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X     No ____
                                               -----

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of the Registrant's common stock on the American Stock Exchange on March 22, 2000 held by nonaffiliates of the Registrant was $2,179,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1999 are incorporated by reference into Parts I and II hereof.
Portions of the Proxy Statement for the Annual Meeting to be held on June 16, 2000 are incorporated by reference into Part III hereof.

                              Essex Bancorp, Inc.
                       Annual Report on Form 10-K for the
                          Year Ended December 31, 1999

                               Table of Contents
                               -----------------


                                                      Page
                                                      ----
Part I
------

Item 1      Business................................     3
Item 2      Properties..............................    36
Item 3      Legal Proceedings.......................    37
Item 4      Submission of Matters to a Vote
            of Security Holders.....................    37


Part II
-------

Item 5      Market for Registrant's Common Equity
            and Related Stockholder Matters.........    37
Item 6      Selected Financial Data.................    38
Item 7      Management's Discussion and
            Analysis of Financial Condition
            and Results of Operations...............    38
Item 7A     Quantitative and Qualitative Disclosures
            About Market Risk.......................    38
Item 8      Financial Statements and
            Supplementary Data......................    38
Item 9      Changes in and Disagreements with
            Accountants on Accounting and
            Financial Disclosure....................    38


Part III
--------

Item 10     Directors and Executive Officers
            of the Registrant.......................    39
Item 11     Executive Compensation..................    40
Item 12     Security Ownership of Certain
            Beneficial Owners and Management........    40
Item 13     Certain Relationships and
            Related Transactions....................    40


Part IV
-------

Item 14   Exhibits, Financial Statement Schedules,
            and Reports on Form 8-K.................    41

                                     PART I
                                     ------

Item 1.     Business
            --------

Organization and Background

          General. The following organizational chart depicts Essex Bancorp, Inc. and its subsidiaries as of December 31, 1999. It is intended to facilitate the readers' understanding of the companies discussed in this report. Following the chart is a glossary of terms, which are used throughout this report.


                      Essex Bancorp, Inc. and Subsidiaries
                              Organizational Chart

                                   |--------------|
                                   | The Company  |
                                   |--------------|
                                          |
                                          |
                                   |------|-------|
                                   |              |
                                   |  The Bank    |
                                   |--------------|
                                          |
                                          |
                           |--------------|---------------|
                           |                              |
                  |--------|--------|           |---------|--------|
                  |                 |           |                  |
                  |   First Title   |           |    Essex Home    |
                  |-----------------|           |------------------|
                                                          |
                                                          |
                                                |---------|--------|
                                                |                  |
                                                |       EHADC      |
                                                |------------------|




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

     The Company is a Delaware corporation that is the holding company for the Bank, a federally-chartered savings bank which operates (i) four retail banking branches located in North Carolina and Virginia and (ii) Essex First, a division that engages principally in the origination and sale of residential mortgage loans, as well as the origination of residential construction loans to individuals and builders. The Company's other principal operating subsidiary is Essex Home, a wholly-owned subsidiary of the Bank that is engaged primarily in the servicing of mortgage loans owned by the Bank, governmental agencies and third party investors. At December 31, 1999, the Company had total assets of $277.7 million, total liabilities of $259.7 million, including total deposits of $212.2 million, and total shareholders' equity of $18.0 million.

     In January 1995, following approval by the holders of the Partnership's limited partnership units, both the Partnership and Bancorp were merged with and into the Company (collectively, the "Merger"), which resulted in a single holding company structure for the Bank and the other subsidiaries of the Company. As a consequence of the Merger, the Company succeeded to all of the assets and liabilities of the Partnership and Bancorp. In this report, unless the context otherwise requires, the term "Company" refers to the Partnership prior to the Merger and/or the Company subsequent to the Merger, in each case including all subsidiaries thereof.

     On June 30, 1995, the Company and the Bank signed an Agreement and Plan of Reorganization with Home Bancorp, Inc. ("Home Bancorp") and its wholly-owned subsidiary Home Savings Bank, F.S.B. ("Home Savings"), a Norfolk, Virginia based savings institution. On September 15, 1995, the Company and the Bank merged with Home Bancorp and Home Savings (the "Home Acquisition"). In exchange for all of the outstanding stock of Home Bancorp, the stockholders of Home Bancorp received 2,250,000 shares of nonvoting perpetual preferred stock of the Company with an aggregate redemption and liquidation value of $15.0 million and warrants to purchase 7,949,000 shares of the Company's common stock at a price of $0.9375 per share, which was the price of the Company's Common Stock as of June 30, 1995. The warrants became exercisable in September 1998 and will expire in September 2005.

     On May 28, 1998, the Company's shareholders approved an amendment of the Company's Certificate of Incorporation whereby the Company's total authorized capitalization increased to 30 million shares, consisting of 20 million shares of common stock and 10 million shares of preferred stock. The increase in authorized capitalization increased the Company's flexibility to issue additional shares of common stock and preferred stock to enable the Company to engage in strategic transactions, such as possible mergers or share exchanges with other entities. However, the Company has no present plans to issue shares in connection with any particular transaction.

Business Strategy of the Company and the Bank

     General. The Company has improved its financial, operational and competitive position over the past three years. As of December 31, 1999, the Company is well-capitalized and profitable on a core basis, experiencing relatively strong growth in retail deposits and postured to be competitive within the geographic markets served and the market niches pursued. The Company's business strategy is to raise the core earnings level through (i) continued asset growth, (ii) higher net interest income through continued emphasis in a broader range of loan and deposit products and (iii) enhanced noninterest revenues through increased cross-selling and continued growth in mortgage lending and servicing activities.

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

     During this downsizing period in 1996, the Bank continued its efforts to position itself as a service-oriented community-based institution to compete against the large regional/national banking companies whose orientation is towards larger accounts, centralized operations and higher service fees. To that end, the Bank introduced a wider range of consumer and mortgage loan products to attract new business, maximize the potential of its existing customer base and enhance yields. The Company envisions further improving its franchise through emphasizing growth at existing branches through increased cross-selling, increasing market penetration in Tidewater and Richmond, Virginia and Northeastern North Carolina and opening complementary branches, such as a new branch site in Ashland, Virginia. This site was acquired in 1998 and a new retail bank branch is anticipated to be completed in the spring of 2000. In addition, the Bank implemented a telephone information access system for its deposit customers in 1999.

     Diversification of Loan Products. The Company continues to emphasize the origination and purchase of residential construction and consumer loans because of the shorter-term nature of such loans and the higher yields available thereon when compared to permanent residential mortgage lending. However, construction and consumer lending is generally considered to involve a higher level of risk as compared to single-family residential lending. Notwithstanding the higher risk aspect, the portfolio of residential construction loans has grown steadily since the product's introduction in 1992 with negligible losses on two foreclosed properties in 1999 and one foreclosed property in 1998 constituting the only losses in this portfolio. At this time, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risk and yields. For additional information, see "- Lending Activities - Construction Loans" and "- Consumer Loans."

     Maintenance of Asset Quality. The Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolio. This program consists of, among other things, a structured loan approval process including a loan committee, the periodic assessment of loan classifications, an annual review of all commercial real estate and builder relationships and the periodic evaluation of the adequacy of general loan loss allowances. By deploying these processes and adhering to predetermined underwriting procedures, management has been successful in reducing previously unacceptable levels of delinquencies and nonperforming assets. As a result, the .48% ratio of nonperforming assets to total assets at December 31, 1999 surpasses the previous record of credit quality levels for the Company.

     Expansion of Subservicing Activities. In its efforts to generate fee income, the Bank continues to pursue profitable residential mortgage loan servicing and subservicing. Essex Home is a service corporation subsidiary licensed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae"). Essex Home also services and subservices loans for approximately eight private investors and 77 subservicing clients.

     Through various networking and referral opportunities and advertising efforts, Essex Home has attracted other financial institutions and mortgage banking firms interested in outsourcing their loan servicing function. By subservicing loans for others, the Bank will be able to utilize more fully its available resources in a cost efficient and profitable manner. Essex Home's largest subservicing contract was terminated effective June 1, 1997, but Essex Home has rebuilt the portfolio and its nonaffiliated servicing/subservicing portfolio increased from 5,500 loans totaling $354.2 million as of December 31, 1997 to 15,300 loans totaling $1.5 billion as of December 31, 1999.

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

     Interest Rate Risk Management. Deposit accounts typically adjust more quickly to changes in market interest rates than mortgage loans because of the shorter maturities of deposits. As a result, significant increases in interest rates may adversely affect the Bank's earnings. To reduce the potential volatility of the Bank's earnings, management has sought to improve the match between asset and liability maturities and rates, while maintaining an acceptable interest rate spread. Pursuant to this strategy, the Bank has (i) emphasized investment in adjustable-rate single-family residential loans or shorter-term, fixed-rate single-family residential loans (loans with initial fixed rate terms of up to seven years), (ii) sold longer-term, fixed-rate single-family residential loans in the secondary market, (iii) originated and purchased adjustable or short-term construction and development loans, (iv) maintained higher liquidity by holding short-term investments and cash equivalents and (v) focused marketing efforts on increasing term deposits maturing beyond one year and noninterest-sensitive deposits.

     The interest rate sensitivity gap is defined as the difference between interest-earning assets and interest-bearing liabilities maturing or repricing within a given time period. The Bank's one-year interest rate sensitivity gap amounted to a negative 19.0% at December 31, 1999, which resulted from increases in (i) fixed rate assets, which include adjustable-rate loans with initial repricing periods in excess of five years and (ii) adjustable-rate borrowings from the FHLB, the impact of which was partially offset by (i) an increase in adjustable-rate assets, which include construction loan participations and (ii) the lengthening of average customer deposit maturities. While the Company continues to emphasize investment in adjustable-rate loans, customer demand for such loans is not strong because of the current rising interest rate environment. Consequently, within the spectrum of loan products offered by the Bank, the percentage of balloon payment and adjustable-rate loans with longer initial adjustment terms predominate. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Management" on pages 16 through 18 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

     The Company's principal focus is currently on the origination (through Essex First) of both construction and permanent single-family residential loans (of which substantially all fixed-rate single-family residential loans with terms to maturity in excess of seven years are being sold by Essex First in the secondary market). Because of borrowers' preferences for fixed-rate mortgage loans during 1999, the Company also relied upon (i) the acquisition of adjustable-rate residential loan portfolios to supplement Essex First's production of loans to be retained by the Bank and (ii) the acquisition of construction loan participations and consumer loans in order to improve the Company's net interest margin over the long-term partially through higher-yielding and adjustable-rate assets. Moreover, in order to provide a full range of services to its customers, the Company continues to promote the origination of various types of consumer loans. In addition, the Company generates fee income by providing to third parties residential mortgage loan servicing and subservicing through Essex Home.

Lending Activities

     General. At December 31, 1999, the Company's net loan portfolio (excluding loans classified as held for sale) totaled $238.9 million, representing approximately 86.0% of its $277.7 million of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; loans for the construction of single-family properties; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; commercial business loans; and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, which are loans that are neither insured by the Federal Housing Administration ("FHA") nor partially guaranteed by the Veterans Administration ("VA").

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

     Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 1999, the Bank's limit on loans-to-one borrower was approximately $2.9 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing and potential customers. Partially because of this limitation, the Bank increased its use of participations in order to expand its builder construction loan program during 1999. See "-Construction Loans."

     At December 31, 1999, the Bank's five largest commercial loans-to-one borrower and their related entities amounted to $1.3 million, $1.1 million, $491,000, $487,000 and $440,000. The $1.3 million commercial loan was classified as of December 31, 1999 based on a rating system adopted by the Company. Refer to "-Asset Quality - Classified Assets" for a description of the classifications for problem assets. The components of this credit are (i) a commercial real estate loan of $916,000 as of December 31, 1999, which was originated in October 1987 in the amount of $1.0 million for the purpose of refinancing a mini-storage/office facility (76 mini-storage units and 38 office units) located in Virginia Beach, Virginia, and (ii) a line of credit in the amount of $600,000 with an outstanding balance of $422,000 as of December 31, 1999. The Company occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. In addition, as of December 31, 1999, the Bank and its subsidiaries leased nine of the mini-storage units. The property was last appraised in November 1992 for $915,000. As of December 31, 1999, the Bank had established a $300,000 specific reserve with respect to the loans and the remaining $1.0 million was classified as substandard.

     Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                           December 31,
                                     ---------------------------------------------------------
                                           1999                1998                1997
                                     ----------------  --------------------  -----------------
                                        $        %         $          %          $        %
                                     --------  ------  ---------  ---------  ---------  ------
                                                      (dollars in thousands)
Real estate:
 Single-family residential:
  First mortgages..................  $173,372   72.0%  $152,891       78.6%  $130,486    76.8%
  Second mortgages.................     4,268    1.8      7,525        3.9      8,699     5.1
 Construction and development......    42,477   17.7     19,430       10.0     16,583     9.8
 Commercial real estate............     4,645    1.9      6,470        3.3      5,970     3.5
                                     --------  -----   --------   --------   --------   -----
  Total real estate loans..........   224,762   93.4    186,316       95.8    161,738    95.2

Commercial business loans..........     1,626     .7      1,601         .8      1,883     1.1

Consumer loans:
 Other.............................    13,464    5.6      5,984        3.1      5,426     3.2
 Secured by deposits...............       731     .3        621         .3        805      .5
                                     --------  -----   --------   --------   --------   -----
   Total consumer loans............    14,195    5.9      6,605        3.4      6,231     3.7
                                     --------  -----   --------   --------   --------   -----

      Total loans..................   240,583  100.0%   194,522      100.0%   169,852   100.0%
                                               =====              ========              =====
Less:
 Unearned loan fees and discounts..         4                 9                    29
 Allowance for loan losses.........     1,697             1,845                 2,382
                                     --------          --------              --------
                                        1,701             1,854                 2,411
                                     --------          --------              --------

      Net Loans....................  $238,882          $192,668              $167,441
                                     ========          ========              ========


                                                    1996               1995
                                            ------------------   -------------------
                                                $          %        $          %
                                            --------     -----   --------   --------
Real estate:
 Single-family residential:
  First mortgages..................         $103,643       70.0%  $223,531       82.1%
  Second mortgages.................           12,384        8.3     13,398        4.9
 Construction and development......           17,190       11.6     15,078        5.5
 Commercial real estate............            6,313        4.3     10,611        3.9
                                            --------   --------   --------   --------
  Total real estate loans..........          139,530       94.2    262,618       96.4

Commercial business loans..........            1,915        1.3      2,171         .8

Consumer loans:
 Other.............................            5,828        3.9      6,488        2.4
 Secured by deposits...............              842         .6        994         .4
                                            --------   --------   --------   --------
   Total consumer loans............            6,670        4.5      7,482        2.8
                                            --------   --------   --------   --------

      Total loans..................          148,115      100.0%   272,271      100.0%
                                                       ========              ========
Less:
 Unearned loan fees and discounts..                8                   388
    Allowance for loan losses......            2,556                 5,251
                                            --------              --------
                                               2,564                 5,639
                                            --------              --------

      Net Loans....................         $145,551              $266,632
                                            ========              ========

     Total loans decreased by an aggregate of $31.7 million or 11.6% from December 31, 1995 to December 31, 1999 primarily due to the sale of loans in connection with the sale of the Branches in 1996. The acquisition of $31.3 million, $32.3 million and $22.2 million of adjustable rate first mortgage loans in 1999, 1998 and 1997, respectively, and 7.2 million and $3.2 million of fixed rate home improvement loans in 1999 and 1998, respectively, partially offset the decline and reflects the Company's strategy of investing proceeds from the maturities of investment securities and funds provided by the growth in deposits into higher yielding loans. Over the five year period ended December 31, 1999, the Company has placed increased emphasis on single-family first mortgage loans, which, together with construction loans and participations secured by single-family residences, increased from 87.6% of total loans held for investment at December 31, 1995 to 89.7% of total loans held for investment at December 31, 1999. Single-family second mortgage loans declined substantially from 4.9% of total loans held for investment at December 31, 1995 to 1.8% of total loans held for investment at December 31, 1999. The decline in second mortgage loans resulted from loan sales undertaken to reduce the regulatory risk-weighting of the Bank's assets and, thus, improve its risk-based capital ratio, while at the same time reducing earnings volatility associated with the amortization of deferred premiums and the increased credit risk associated with second mortgage loans. Commercial real estate loans decreased from 3.9% of total loans held for investment at December 31, 1995 to 1.9% of total loans held for investment at December 31, 1999, as did commercial business loans. Consumer loans increased from 2.8% of total loans held for investment at December 31, 1995 to 5.9% of total loans held for investment at December 31, 1999. The Company increased its emphasis during 1999 and 1998 on the origination and purchase of various types of consumer loans in order to enable the Company the reposition its balance sheet to improve its net interest income.

     The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage and consumer loans) at December 31, 1999. Maturities are presented on a contractual basis. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Scheduled contractual principal repayments do not reflect the actual maturities of loans.

                                          Commercial   Commercial
                            Construction  Real Estate   Business    Total
                            ------------  -----------  ----------  -------
                                       (dollars in thousands)
Amounts due:
 One year or less               $42,268       $   14      $  286  $42,568
 After one year through
   five years                       209        3,480       1,340    5,029
 Beyond five years                    -        1,151           -    1,151
                                -------       ------      ------  -------
    Total                       $42,477       $4,645      $1,626  $48,748
                                =======       ======      ======  =======

Interest rate terms on
 amounts due after one
 year:
   Fixed                        $    40       $1,210      $    -  $ 1,250
                                =======       ======      ======  =======
   Adjustable                   $   169       $3,421      $1,340  $ 4,930
                                =======       ======      ======  =======

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

     As part of management's efforts to reposition the Bank's activities along the lines of a more traditional financial institution, the Bank converted its existing branch offices into full-service retail facilities, which has enabled the Bank to, among other things, increase its (i) origination of both consumer and mortgage loans directly through its branch network and (ii) deposit share in its primary markets.

     Mortgage Banking Activities. At December 31, 1999, Essex First conducted its operations out of four offices, which are located in Norfolk, Richmond, and Chester, Virginia, and Elizabeth City, North Carolina. Essex First also accepts loan applications through the Bank's branch office in Emporia, Virginia. During the years ended December 31, 1999, 1998, and 1997, Essex First originated $87.8 million, $98.8 million and $65.6 million of loans (consisting primarily of both permanent and construction/permanent loans secured by single-family residential real estate and excluding builder loan advances). During the same periods, $32.1 million, $33.5 million and $25.9 million of such loans, respectively, were sold by Essex First to the Bank, with the remainder being sold by Essex First primarily to other private investors in the secondary market.

     Although Essex First currently originates the majority of the Bank's loan product, Essex First was established primarily to increase the volume of loans being originated for sale to private investors in the secondary market. Such loan sales generate fee income, while avoiding the interest rate and credit risk associated with holding long-term fixed-rate mortgage loans in its portfolio. Loans originated by Essex First for sale in the secondary market are originated in accordance with terms, conditions and documentation prescribed by the Freddie Mac, Fannie Mae and Ginnie Mae. However, Essex First does not generally sell mortgage loans to such government agencies and, instead, sells loans to private investors in the secondary market. Consequently, loans originated by Essex First for sale in the secondary market must also comply with any particular requirements of such private investors. Upon approval of a particular loan, Essex First provides an independent title company or attorney instructions to close the loan. Loan proceeds are disbursed and funded at the closing by Essex First. The loan documents are generally delivered to the private investor within 10 days of the closing and the price paid by the private investor for purchasing the loan is generally remitted within five to 10 days after such delivery. Although Essex First currently sells substantially all conventional loans without recourse (so that losses incurred as a result of nonperformance with respect to the loan become the responsibility of the purchaser of the loan as of the date of the closing), Essex First has in the past occasionally sold conventional loans in the secondary market with recourse, and may continue to sell certain conventional loans in the secondary market with recourse. As of December 31, 1999 there were $919,000 of loans outstanding, which were previously originated and sold by Essex First in the secondary market with recourse.

     A majority of all residential mortgage loans originated by Essex First for sale in the secondary market are sold with servicing released to third party investors. Substantially all of the loans originated by Essex First and not sold with servicing released to third party investors are sold to the Bank, which enables the Company to retain the servicing. When loans are sold with servicing rights released to the buyer, the Company recognizes current income from receipt of servicing release fees. For additional information, see "- Loan Fee Income."

     Management of the Bank and Essex First believe that "pipeline risk," which is created by offering loan applicants agreed-upon interest rates for a future closing, is currently being minimized because Essex First's loan officers are compensated in accordance with pricing guidelines which are based on the purchase price received from the third party investors purchasing the loans. Therefore, in most cases, the loan officer will lock-in a purchase price with the third party investor simultaneously with making the rate commitment to the borrower and eliminate any interest rate risk. If the loan is not locked-in simultaneously with the commitment to the borrower, any market movement that occurs prior to the third party investor locking-in the purchase price is reflected in the loan officer's compensation and not absorbed by Essex First or the Bank.

     Loan Purchases and Sales. The Bank purchases single-family mortgage loans from Essex First, which generally have adjustable rates or a term to maturity of seven years or less. In addition, the Bank continues to purchase first mortgage loans secured by single-family residential properties from selected financial institutions and mortgage banking companies in the secondary market. Such loans generally consist of ARMs or fixed-rate loans with terms of five, seven, or to a lesser extent, 15 years. Such loan purchases are secured by properties located both within and outside the Bank's primary markets. During the years ended December 31, 1999, 1998 and 1997, the Bank purchased $38.5 million, $32.3 million and $22.2 million of loans, respectively, from various nonaffiliated financial institutions and mortgage banking companies in the secondary market. In addition, during the year ended December 31, 1999, the Company's construction loan participations increased $20.8 million. Acquisition of these participations is strategically designed to draw upon the construction lending expertise at Essex First.

     At December 31, 1999, 1998, and 1997, loans classified by the Company as held for sale amounted to $917,000, $4.5 million and $2.2 million, respectively. Except for loans originated for sale in the secondary market by Essex First, it is generally management's intention to hold originated and purchased loans for investment. Under certain circumstances, however, the Company may sell loans originally acquired for investment in order to address needs regarding liquidity, regulatory capital, interest rate risk, or other objectives.

     Loan Underwriting. Applications for all types of loans offered by the Bank are taken at all of the Bank's branch offices. Whereas Essex First limits its applications to residential mortgage loans. Residential mortgage loan applications are generally attributable to referrals from real estate brokers and builders, existing customers and, to a lesser extent, non-referral customers. Essex First also obtains applications for residential mortgage loans through loan officers who solicit and refer mortgage loan applications to Essex First. These loan officers are compensated in part on a commission basis and provide convenient origination services during banking and nonbanking hours. Essex First also maintains a wholesale lending program, which consists primarily of construction/permanent ("C/P") lending. Approved brokers are responsible for originating and processing C/P loans and submitting them to the Bank for underwriting approval and closing.

     Loans purchased by the Bank from Essex First or other nonaffiliated financial institutions and mortgage banking companies in the secondary market are underwritten by the Bank in accordance with its underwriting guidelines and procedures (which generally follow Freddie Mac and Fannie Mae guidelines). All loans in excess of an individual's designated limits are referred to an officer with the requisite authority. Specifically, when acting individually, the Chief Executive Officer, Executive Vice President or the Senior Underwriter are authorized to approve secured loans of up to $300,000 and unsecured loans of up to $25,000. When the Senior Underwriter acts together with the Chief Executive Officer or the Executive Vice President, they are authorized to approve secured loans of up to $500,000 and unsecured loans of up to $50,000. All secured loans greater than $500,000 but not exceeding $1,000,000 require approval by the Bank's loan committee, which consists of the aforementioned officers. All secured loans greater than $1,000,000 and all unsecured loans greater than $50,000 must be approved by the Bank's loan committee and the Board of Directors of the Bank. In addition, all loans committed or approved by the Bank's loan committee are reported to the Board of Directors on a monthly basis. Management of the Bank believes that its relatively centralized approach to approving loan applications ensures strict adherence to the Bank's underwriting guidelines while still allowing the Bank to approve loan applications on a timely basis.

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

     Real Estate Lending Standards. All financial institutions are required to adopt and maintain comprehensive written real estate lending policies that are consistent with safe and sound banking practices. These lending policies must reflect consideration of the Interagency Guidelines for Real Estate Lending Policies adopted by the federal banking agencies, including the OTS ("Lending Guidelines"). The Lending Guidelines set forth, pursuant to the mandates of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), uniform regulations prescribing standards for real estate lending. In 1999, the regulatory agencies issued a joint release of Interagency Guidelines on High LTV Residential Real Estate Lending, which provides guidance on how financial institutions should manage high loan-to-value ("LTV") residential real estate loan programs and how they should be treated under the Lending Guidelines. Real estate lending is defined as extensions of credit secured by liens on interests in real estate or made for the purpose of financing the construction of a building or other improvements to real estate, regardless of whether a lien has been taken on the property.

     The policies must address certain lending considerations set forth in the Lending Guidelines, including supervisory LTV limits, loan portfolio management, loan administration procedures and underwriting standards. These policies must also be appropriate to the size of the institution and the nature and scope of its operations, and must be reviewed and approved by the institution's board of directors at least annually. The LTV ratio, which is the total amount of credit to be extended divided by the appraised value of the property at the time the credit is originated, must be established for each category of real estate loans. If not a first lien, the lender must include all senior liens when calculating this ratio. The Lending Guidelines, among other things, establish the following supervisory LTV limits: raw land (65%); land development (75%); construction of commercial, multi-family and nonresidential properties (80%); improved property (85%); and permanent one-to-four family residential (owner occupied) and home equity loans (no maximum ratio; however any LTV ratio in excess of 90% should require appropriate credit enhancement in the form of mortgage insurance or readily marketable collateral). The Company's loan underwriting guidelines with respect to LTV ratios are no less stringent than the Lending Guidelines set forth above.

     Single-Family Residential Real Estate Loans. At December 31, 1999, $173.4 million or 72.0% of the Company's total loans held for investment consisted of permanent loans secured by first liens on single-family residential real estate, as compared to $152.9 million or 78.6% at December 31, 1998. The decline in the concentration of such loans occurred because the lower interest rate environment, in particular during 1998 and the first half of 1999, resulted in significant refinancings to lower fixed rate loans with terms to maturity of over seven years. The Company generally sells such loans in the secondary market as market conditions permit.

     In recent years, the Company has been emphasizing for its portfolio single-family residential mortgage adjustable-rate loans, which provide for periodic adjustments to the interest rate. These loans have up to 30-year terms and interest rates which adjust annually in accordance with a designated index after a specified period has elapsed. Depending on the loan product selected by the borrower, this period can range from one year to seven years. In order to be competitive and generate production, the ARMs offered by the Company provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. However, the Company underwrites certain loans (i.e., ARMs with 95% LTV) on a basis that is no less stringent than the underwriting guidelines of the Fannie Mae. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Approximately 45.3% of the permanent single-family residential loans in the Company's loan portfolio held for investment at December 31, 1999 had adjustable interest rates.

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

     The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation that permit their sale in the secondary market. Currently, fixed-rate single-family residential loans with terms to maturity of seven years or less are generally retained in the Company's portfolio while fixed-rate single-family residential loans with terms to maturity of over seven years are generally sold in the secondary market as market conditions permit. At December 31, 1999, approximately 54.7% of the permanent single-family residential loans held by the Company for investment consisted of loans that provide for fixed rates of interest in excess of five years. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

     The Company is generally permitted to lend up to 100% of the appraised value of the real property securing a residential loan (referred to as the LTV ratio); however, if the amount of a residential loan originated or refinanced exceeds 90% of the appraised value, the Company is required by federal regulations to obtain appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral. Pursuant to underwriting guidelines adopted by the Board of Directors, the Company will lend up to 95% of the appraised value of the property securing an owner-occupied single-family residential loan, and generally requires borrowers to obtain private mortgage insurance on loans that have a principal amount that exceeds 80% of the appraised value of the security property. The extent of coverage is dependent upon the LTV ratio at the time of origination.

     The Company generally requires title insurance in order to secure the priority of its mortgage lien, as well as fire and extended coverage casualty insurance in order to protect the properties securing its residential and other mortgage loans. Borrowers may be required to advance funds, with each monthly payment of principal and interest, to a loan escrow account from which the Company makes disbursements for items such as real estate taxes, hazard insurance premiums and mortgage insurance premiums as they become due. Substantially all of the properties securing all of the Company's mortgage loans originated or closed by the Bank and/or Essex First are appraised by independent appraisers that conform to guidelines established pursuant to FIRREA and regulations promulgated there under.

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

     Construction Loans. Construction lending activities generally are limited to the Company's primary market, with particular emphasis in the greater Richmond, Virginia market, the Tidewater, Virginia area and counties in northeastern North Carolina. More recently, the Company has expanded its construction lending presence into the Raleigh, North Carolina, Northern Virginia and Maryland markets. At December 31, 1999, construction loans, including participations, amounted to $42.5 million or 17.7% of the Company's total loans held for investment. As of such date, the Company's entire portfolio of construction loans consisted of loans for the construction of single-family residences.

     The Company offers construction loans to individual borrowers as well as to local real estate builders, contractors and developers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a C/P mortgage loan basis. C/P loan originations are made by Essex First loan officers or through the wholesale C/P lending program, which is a network of 89 approved brokers. C/P loans are made to individuals who hold a contract with a licensed general contractor to construct their personal residence. The construction phase of the loan currently provides for monthly payments on an interest only basis at a designated prime rate (plus 100 basis points) for up to six months. Upon completion of construction, the loan converts to a permanent loan at either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential real estate financing. Essex First's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's C/P loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 1999, the Company's C/P portfolio included 65 C/P loans with an aggregate principal balance of $8.9 million (and an additional $9.0 million was subject to legally binding commitments but had not been advanced as of such date).

     The Company also offers construction loans to real estate builders, contractors and developers for the construction of single-family residences on both a presold and speculative basis. Construction loans to builders generally have a three-year note with annual renewals throughout the term, with payments being made monthly on an interest only basis (generally, at 75 basis points to 200 basis points over a designated prime rate). Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant builders lines of credit up to designated amounts. The Company will generally limit the number of homes that may be built by any individual builder or developer on a speculative basis depending on the builder's financial strength and total exposure to other lenders. In 1999 and 1998, the Company expanded its builder construction loan portfolio to include participations, which allows the Bank to leverage its capital in markets where Essex First does not have a mature builder construction presence. The Company intends to pursue more participation arrangements in the future. Although at December 31, 1999, the Company did not participate in a significant amount of real estate acquisition and development loans in its portfolio, the Company may in the future, on a case-by-case basis, participate in a limited amount of additional real estate acquisition and development loans.

     At December 31, 1999, the Company's builder construction loan portfolio included 116 loans to 60 different builders with an aggregate principal balance of $11.2 million (and an additional $37.8 million was subject to legally binding commitments but had not been advanced as of such date). Of this $11.2 million of builder loans, approximately $8.9 million consisted of construction loans for which there were no contracts for sale at the time of origination. In addition, the builder construction loan portfolio included participations totaling $22.1 million at December 31, 1999 (and an additional $16.9 million was subject to legally binding commitments but had not been advanced as of such date).

     The Company intends to maintain its involvement in construction lending. Such loans afford the Company the opportunity to increase the interest rate sensitivity of its loan portfolio. Construction lending is generally considered to involve a higher level of risk as compared to single-family residential lending, due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developers and managers. Moreover, a construction loan can involve additional risks because of the inherent difficulty in estimating both a property's value at completion of the project and the estimated cost (including interest) of the project. The nature of these loans is such that they are generally more difficult to evaluate and monitor. In addition, speculative construction loans to a builder are not necessarily pre-sold and thus pose a greater potential risk to the Company than construction loans to individuals on their personal residences.

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

     Commercial Real Estate Loans. The Company has also originated mortgage loans secured by multi-family residential and commercial real estate. At December 31, 1999, $4.6 million or 1.9% of the Company's total loans held for investment consisted of such loans.

     Commercial real estate loans originated by the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by small apartment buildings. At December 31, 1999, $916,000 or 19.7% of the Company's total commercial real estate loans were comprised of multi-family residential loans.

     Although terms vary, commercial real estate loans generally are amortized over a period of up to 20 years and mature in seven years or less. The Company will originate these loans either with fixed interest rates or with interest rates that adjust in accordance with a designated index, which generally is negotiated at the time of origination. LTV ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the Company's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process, which may be provided via mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

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

     Commercial Business Loans. From time to time, and in connection with its community bank activities, the Company has originated secured or unsecured loans for commercial, corporate, business and agricultural purposes. At December 31, 1999, $1.6 million or .7% of the Company's total loans held for investment consisted of commercial business loans. The Company's commercial business loans consist primarily of loans and lines of credit secured by various equipment, machinery and other corporate assets.

     Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. The Company continues to emphasize the origination and purchase of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At this time, however, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risks and yields. At December 31, 1999, $14.2 million or 5.9% of the Company's total loans held for investment consisted of consumer loans. The consumer loans offered by the Company include home improvement, automobile loans, boat and recreational vehicle loans, mobile home loans, loans secured by deposit accounts and unsecured personal loans.

     Consumer loans generally have shorter terms and higher interest rates than mortgage loans and generally involve more credit risk than mortgage loans because of the type and nature of the collateral and, in certain cases, the absence of collateral. In addition, consumer lending collections are dependent on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness and personal bankruptcy. In many cases, any repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of improper repair and maintenance of the underlying security. The remaining deficiency may not warrant further substantial collection efforts against the borrower.

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

     When loans are sold with servicing rights released to the buyer, the Company also recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan, which is dependent upon, among other things, the interest rate and market conditions at the time the sales price is locked-in with the buyer. Sales prices for loans originated for resale are generally locked-in with a buyer at the time of origination in order to minimize the Company's interest rate risk. When loans are sold with servicing retained, the Company recognizes additional gains based on the estimated fair value of the servicing retained. Recognition of such gains creates originated mortgage servicing rights ("OMSRs") for the Company, which are capitalized and amortized in proportion to, and over the period of, the estimated future net servicing income stream of the underlying mortgage loans. OMSRs amounted to $272,000, $484,000 and $782,000 at December 31, 1999, 1998 and 1997, respectively. For additional information regarding the Company's servicing assets, see Note 12 of the Notes to Consolidated Financial Statements on pages 41 through 42 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

     Through Essex Home, the Company services loans that are owned by the Bank and other investors. At December 31, 1999, approximately 18,200 loans with unpaid principal balances of $1.7 billion were serviced or subserviced by Essex Home as compared to approximately 15,100 loans with unpaid principal balances of $1.2 billion as of December 31, 1998. The Company intends to further increase its servicing volume through the negotiation of new subservicing contracts (generally for two year terms) and the acquisition of servicing rights. Purchased mortgage servicing rights ("PMSRs") amounted to $1.7 million, $347,000 and $387,000 at December 31, 1999, 1998 and 1997, respectively. The increase in PMSRs during 1999 was attributable to purchases of servicing rights during 1999 for 1,920 loans with unpaid principal balances totaling $159.6 million. There are risks, however, associated with the acquisition of servicing rights because their value (i.e., future servicing revenues) is dependent upon the underlying loans being serviced. The Company amortizes its mortgage servicing rights in proportion to, and over the period of, the estimated future net servicing revenues of the underlying mortgage loans, taking into consideration market-based prepayment estimates. However, there can be no assurance that impairments will not be required in future periods if prepayment activity exceeds current expectations.

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

     The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:

                                                December 31,
                            ----------------------------------------------------
                                  1999              1998              1997
                            ----------------  ----------------  ----------------
                            Amount  Percent   Amount  Percent   Amount  Percent
                            ------  --------  ------  --------  ------  --------
                                           (dollars in thousands)
     30-59 days...........  $  703      .29%  $  662      .34%  $  645      .38%
     60-89 days (1).......     564      .23       46      .02      295      .17
     90 or more days (2)..     736      .31    1,166      .60    1,577      .93
                            ------      ---   ------      ---   ------     ----
                            $2,003      .83%  $1,874      .96%  $2,517     1.48%
                            ======      ===   ======      ===   ======     ====

     (1) Includes $148,000 of loans that were in nonaccrual status at December 31, 1999.
     (2) Includes $21,000 of loans that were accruing interest at December 31, 1997. There were no loans 90 days or more past due accruing interest at December 31, 1999 or 1998.

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

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated (dollars in thousands):

                                                                December 31,
                                              -----------------------------------------------
                                                   1999            1998             1997
                                              --------------  ---------------  --------------
                                                       % of             % of            % of
                                                      Total            Total           Total
                                              Amount  Loans   Amount   Loans   Amount  Loans
                                              ------  ------  -------  ------  ------  ------
Nonaccrual loans, net:
 Single-family residential..................  $  350    .14%  $   697    .36%  $1,203    .71%
 Construction...............................       -      -         -      -      133    .08
 Commercial.................................     377    .16       328    .17      132    .08
 Consumer...................................     157    .07       141    .07       88    .05
                                              ------  -----   -------  -----   ------  -----
  Total nonaccrual loans....................     884    .37     1,166    .60    1,556    .92

Accruing loans 90 days or more past due.....       -      -         -      -       21    .01

Troubled debt restructurings................       -      -        98    .05      209    .12
                                              ------  -----   -------  -----   ------  -----
  Total nonperforming loans.................     884    .37     1,264    .65    1,786   1.05

Foreclosed properties, net..................     446    .19       571    .29    1,512    .89
                                              ------  -----   -------  -----   ------  -----

  Total nonperforming assets................  $1,330    .56%  $ 1,835    .94%  $3,298   1.94%
                                              ======  =====   =======  =====   ======  =====

Nonperforming loans to total loans..........            .37%             .65%           1.05%
Nonperforming assets to total assets........            .48              .79            1.69
Allowance for loan losses to total loans....            .71              .95            1.40
Allowance for loan losses to nonaccrual
 loans......................................         182.88           158.23          153.09
Allowance for loan losses to nonperforming
 loans......................................         182.88           145.97          133.37

                                                   1996            1995
                                               ------------   --------------
                                                      % of             % of
                                                      Total            Total
                                              Amount  Loans   Amount   Loans
                                              ------  -----   -------  -----
Nonaccrual loans, net:
 Single-family residential..................  $2,513   1.70%  $ 2,959   1.09%
 Construction...............................     220    .15       378    .14
 Commercial.................................      22    .01     2,636    .97
 Consumer...................................     153    .10       108    .04
                                              ------  -----   -------  -----
  Total nonaccrual loans....................   2,908   1.96     6,081   2.24

Accruing loans 90 days or more past due.....      30    .02       177    .06

Troubled debt restructurings................     223    .15       143    .05
                                              ------  -----   -------  -----
  Total nonperforming loans.................   3,161   2.13     6,401   2.35

Foreclosed properties, net..................   2,054   1.39     4,856   1.78
                                              ------  -----   -------  -----

  Total nonperforming assets................  $5,215   3.52%  $11,257   4.13%
                                              ======  =====   =======  =====

Nonperforming loans to total loans..........           2.13%            2.35%
Nonperforming assets to total assets........           2.99             3.32
Allowance for loan losses to total loans....           1.73             1.93
Allowance for loan losses to nonaccrual
 loans......................................          87.90            86.35
Allowance for loan losses to nonperforming
 loans......................................          80.86            82.03

     For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets" on pages 6 and 7 and Notes 6 and 7 of the Notes to Consolidated Financial Statements on pages 35 and 36 of the 1999 Annual Report to Stockholders, which is attached hereto as
Exhibit 13 and incorporated herein by reference.

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

     In addition to the nonperforming assets discussed above, at December 31, 1999, the Company had classified for regulatory and internal purposes an additional $1.7 million of assets, $1.4 million of which were classified substandard, $35,000 of which were classified doubtful and $322,000 of which were classified loss.

     Allowance for Losses on Loans and Foreclosed Properties. An allowance for loan losses is maintained at a level that management considers adequate to provide for potential losses based upon an evaluation of the inherent risks in the loan portfolio. Management's determination of the adequacy of the allowance is based on an evaluation of the portfolio, past loss experience, current economic conditions, volume, growth and composition of the portfolio, and other relevant factors. The allowance is increased by provisions for loan losses that are charged against income. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. For additional information, see Notes 6 and 7 of the Notes to Consolidated Financial Statements on pages 35 and 36 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

     The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                              Year Ended December 31,
                                               -----------------------------------------------------
                                                 1999       1998       1997       1996       1995
                                               ---------  ---------  ---------  ---------  ---------
                                                              (dollars in thousands)
Loans, net of unearned fees and discounts:
  Year-end...................................  $240,579   $194,513   $169,823   $148,107   $271,883
  Average outstanding during period..........   212,354    172,760    156,217    216,803    251,108

Allowance for loan losses:
  Balance, beginning of year.................     1,845   $  2,382   $  2,556   $  5,251   $  3,429
  Allowance transferred in connection
     with the Home Acquisition...............         -          -          -          -        500
  Provision for loan losses..................       149         13        113      1,411      2,477
                                               --------   --------   --------   --------   --------
                                                  1,994      2,395      2,669      6,662      6,406
  Charge-offs, net of recoveries (1):
     Commercial (2)..........................        65         40       (366)     2,892        644
     Real estate - mortgage..................         9        288        535        894        494
     Real estate - land......................       (14)       133          -          -          -
     Consumer................................       237         89        118        320         17
                                               --------   --------   --------   --------   --------
       Total (2).............................       297        550        287      4,106      1,155
                                               --------   --------   --------   --------   --------
  Balance, end of year.......................  $  1,697   $  1,845   $  2,382   $  2,556   $  5,251
                                               ========   ========   ========   ========   ========

Ratio of net charge-offs to average
  outstanding loans (2)......................       .14%       .32%       .18%      1.89%       .46%
Allowance for loan losses to year-end
  total nonperforming loans..................    182.88%    145.97%    133.37%     80.86%     82.03%
Allowance for loan losses to year-end
  loans, net of unearned fees and discounts..       .71%       .95%      1.40%      1.73%      1.93%

  (1) Except as noted in (2) below, recoveries of prior loan charge-offs were not significant for the periods presented.

  (2) Charge-offs during 1997 include a $329,000 recovery on a loan guarantee associated with a Richmond, Virginia multi-family loan and a $39,000 recovery associated with claims against the estate of a deceased borrower. Excluding the impact of these recoveries, the ratio of net charge-offs to average outstanding loans for 1997 was .42%. Charge-offs during 1996 include the $2.8 million write-off of a Richmond, Virginia multi-family loan. Excluding the impact of this charge-off, the ratio of net charge-offs to average outstanding loans for 1996 was .59%.

     The following table sets forth information concerning the allocation of the Company's allowance for loan losses by loan categories at the dates indicated.

                                                              December 31,
                        ----------------------------------------------------------------------------------------
                             1999              1998              1997              1996              1995
                        ----------------  ----------------  ----------------  ----------------  ----------------
                        Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent   Amount  Percent
                        ------  --------  ------  --------  ------  --------  ------  --------  ------  --------
                                                         (dollars in thousands)

Residential mortgage    $  632     91.5   $  855     92.5%  $1,139     91.7%  $1,636     89.9%  $2,607     92.5%
Commercial (1)             576      2.6      560      4.1      545      4.6      505      5.6    1,530      4.7
Consumer                   489      5.9      285      3.4      254      3.7      299      4.5      323      2.8
Unallocated                  -        -      145        -      444        -      116        -      791        -
                        ------    -----   ------    -----   ------    -----   ------    -----   ------    -----
                        $1,697    100.0%  $1,845    100.0%  $2,382    100.0%  $2,556    100.0%  $5,251    100.0%
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

     The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:

                                                 Year Ended December 31,
                                                 -----------------------
                                                 1999    1998    1997
                                                 ----    ----    ----
                                                (dollars in thousands)
     Balance at beginning of year....           $ 114   $ 155   $ 179
     Provision for losses on
      foreclosed properties..........              14     126     159
                                                -----   -----   -----
                                                  128     281     338
     Charge-offs, net of recoveries..             (94)   (167)   (183)
                                                -----   -----   -----
     Balance at end of year..........           $  34   $ 114   $ 155
                                                =====   =====   =====


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

          The Company's mortgage-backed securities include collateralized mortgage obligations ("CMOs"), which include securities issued by entities that have qualified under the Internal Revenue Code (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively, CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities that are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

          Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

          The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated:

                                        At or For the Year Ended December 31,
                                       ----------------------------------------
                                           1999          1998          1997
                                       ------------  ------------  ------------
                                                (dollars in thousands)
     Balance at beginning of year....       $1,456        $1,905        $1,905
     Repayments......................         (974)         (448)            -
     Amortization....................           (2)           (1)            -
                                            ------        ------        ------
     Balance at end of year..........       $  480        $1,456        $1,905
                                            ======        ======        ======

     Weighted average coupon at end
      of year........................         6.65%         5.90%         6.65%
                                            ======        ======        ======

  The Company's investment in mortgage-backed securities at December 31, 1999 consists solely of a Fannie Mae guaranteed adjustable rate REMIC. The Company's mortgage-backed securities are carried in accordance with generally accepted accounting principles. See Note 5 of the Notes to Consolidated Financial Statements on page 34 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

  The Bank's investment securities portfolio is managed by the Treasurer of the Bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis and by the Asset and Liability Management Committee as circumstances warrant. The Bank currently emphasizes lending activities in order to increase the weighted average yield on the Bank's interest-earning assets. The Bank's investment securities are carried in accordance with generally accepted accounting principles. See Note 4 of the Notes to Consolidated Financial Statements on page 34 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

  The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                                December 31,
                            ----------------------------------------------------
                                   1999             1998              1997
                            ----------------  ----------------  ----------------
                            Carrying  Market  Carrying  Market  Carrying  Market
                             Value    Value    Value    Value    Value    Value
                            --------  ------  --------  ------  --------  ------
                                           (dollars in thousands)
  U.S. Government agency
    securities (1)........    $2,750  $2,713    $2,750  $2,704    $2,299  $2,217
  FHLB stock..............     2,230   2,230     1,549   1,549     1,431   1,431
                              ------  ------    ------  ------    ------  ------
     Total (2)............    $4,980  $4,943    $4,299  $4,253    $3,730  $3,648
                              ======  ======    ======  ======    ======  ======

  (1) The $2.8 million of U.S. Government agency securities held for investment at December 31, 1999 consists of two notes issued by the FHLB. A $2.0 million FHLB note adjusts semi-annually based on the yield of three-year constant maturity treasury notes and matures in the year 2000. A $750,000 fixed-rate FHLB note matures in the year 2002.

  (2) Does not include investment securities classified as available for sale that consisted of an $19,000, $18,000 and $17,000 investment in a money market mutual fund at December 31, 1999, 1998 and 1997, respectively.

  Information regarding the carrying values, contractual maturities and weighted average yield of the Company's investment securities held for investment (excluding FHLB stock) at December 31, 1999 is presented below. FHLB stock is neither a debt nor an equity security because its ownership is restricted and it lacks a market. FHLB stock can be sold at its par of $100 per share only to the FHLBs or to another member institution.

                                             One Year         After One to   After Five to   Over 10
                                       or Less   Five Years     10 Years         Years        Total
                                       --------  -----------  -------------  --------------  --------
                                                           (dollars in thousands)
  U.S. Government agency securities..   $2,000        $ 750   $          -   $          -     $2,750
                                        ======        =====   ============   =============    ======

  Weighted average yield.............     4.77%        5.03%             -%              -%     4.43%
                                        ======        =====   ============   =============    ======

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

  Deposits. Deposits obtained through bank branch offices of the Company have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's current deposit products include regular passbook and statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, fixed-rate, fixed-maturity retail certificates of deposit ranging in terms from 90 days to 60 months, mini-jumbo (generally $25,000 - $99,999) and jumbo (generally equal to or greater than $100,000) certificates of deposit and individual retirement accounts. A significant component of total noninterest-bearing deposits is derived from mortgage loan servicing related escrow deposits maintained by Essex Home at the Bank. The balance of these accounts has increased proportionately with the increase in the servicing volume at Essex Home.

  The Bank's deposits are currently obtained primarily from residents in its primary market area. The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. Currently, the Company does not advertise for retail deposits outside of its local market area or utilize the services of deposit brokers. Management estimates that as of December 31, 1999, deposit accounts totaling $4.4 million or 2.1% of the Bank's total deposits were held by nonresidents of Virginia or North Carolina. These out-of-market deposits include jumbo certificates of deposits owned largely by financial institutions, which totaled $692,000 at December 31, 1999, and represented a decline from the $1.2 million of such certificates at December 31, 1998. These jumbo certificates of deposit were obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Company and were not obtained through deposit brokers.

  The following table sets forth the average balances and rates of the Company's deposits for the periods indicated:

                                               Year Ended December 31,
                                  -------------------------------------------------
                                        1999             1998             1997
                                  ---------------  ---------------  ---------------
                                  Average          Average          Average
                                  Balance   Rate   Balance   Rate   Balance   Rate
                                  --------  -----  --------  -----  --------  -----
                                               (dollars in thousands)

  Noninterest-bearing deposits..  $ 16,691     -%  $  9,504     -%  $  3,143     -%
  Passbook savings..............     4,753  3.49      4,225  3.49      3,839  3.48
  NOW accounts..................     5,179  2.81      4,361  2.81      4,344  2.83
  Money market accounts.........    33,799  4.72     26,845  4.91     21,401  4.87
  Certificates of deposit:
     Consumer...................    74,211  5.43     51,747  5.68     53,256  5.78
     Mini-jumbo.................    50,483  5.45     55,524  5.65     44,932  5.65
     Jumbo......................    15,954  5.44     14,481  5.73     13,206  5.78
                                  --------         --------         --------
                                  $201,070         $166,687         $144,121
                                  ========         ========         ========

    The following table shows the interest rate and maturity information for the Company's time deposits at December 31, 1999:

                                       Maturity Date
                  -----------------------------------------------------
                  One Year                             Over
                  or Less   1-2 Years    2-3 Years    3 Years   Total
                  --------  ---------  -------------  -------  --------
                                 (dollars in thousands)
4.01% to 5.00%..   $23,109    $ 1,870     $   154      $    -  $ 25,133
5.01% to 6.00%..    55,028     34,661       5,378       8,888   103,955
6.01% to 7.00%..     6,317      2,012       7,969         149    16,447
7.01% to 8.00%..     2,563          -           -           -     2,563
8.01% to 9.00%..         6          -           -           -         6
                   -------    -------     -------      ------  --------
                   $87,023    $38,543     $13,501      $9,037  $148,104
                   =======    =======     =======      ======  ========

          The following table shows the Company's certificates of deposit of $100,000 or more outstanding at the dates indicated:

                                       December 31,
                                 -------------------------
                                  1999     1998     1997
                                 -------  -------  -------
                                  (dollars in thousands)

     3 months or less..........  $ 4,698  $ 3,914  $ 4,624
     Over 3 through 6 months...    5,988    5,002    4,785
     Over 6 through 12 months..    6,696    7,698    3,747
     Over 12 months............   10,946    6,072    5,365
                                 -------  -------  -------
          Total................  $28,328  $22,686  $18,521
                                 =======  =======  =======

          The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

          Borrowings. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and mortgage-backed securities, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank had a $2.2 million investment in stock of the FHLB at December 31, 1999, which was in compliance with this requirement.

          The following table presents certain information regarding the Company's FHLB advances at the dates and for the periods indicated:

                                                                                        At or For the Year Ended December 31,
                                                                                       ----------------------------------------
                                                                                           1999          1998          1997
                                                                                       ------------  ------------  ------------
                                                                                                (dollars in thousands)
     Balance at end of period....................................................        $44,600       $24,908       $23,547
     Weighted average interest rate
       at end of period..........................................................           4.72%         5.89%         5.75%
     Maximum amount outstanding
       at any month's end........................................................         44,600       $30,975       $28,118
     Average amount outstanding
       during the period.........................................................         29,233       $21,553       $24,885
     Weighted average interest rate
       during the period..........................................................          5.42%         5.71%         5.92%

     The outstanding FHLB advances at December 31, 1999 mature as follows (in thousands):

          2000.............................................................................      $ 7,600
          2001.............................................................................       37,000
                                                                                                 -------
                                                                                                 $44,600
                                                                                                 =======

       Other Liabilities. As of December 31, 1999 and 1998, other liabilities of the Company included a $703,000 obligation to the Company's Chief Executive Officer resulting from the exercise of his stock appreciation rights in November 1997. A determination has not yet been made as to the date and method of payment to satisfy this obligation. See Note 15 of the Notes to Consolidated Financial Statements on pages 43 and 44 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

Year 2000 Readiness

     For information about the Company's Year 2000 readiness and associated costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Status" on pages 20 and 21 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

Competition

     The Company faces strong competition both in attracting deposits and making real estate and other loans. A major reform hurdle was eliminated with the passage of financial modernization legislation in 1999 that made it possible for all financial services to be sold in concert, which coupled with the evolution of the Internet as a marketing and delivery mechanism for financial products and services, will impact how effectively the Company competes in the future. The Company introduced a web site in 1999 to promote its products and services to a broad base of consumers through the Internet. While the Company's plans for the near term do not include expansion into online banking, the Company is assessing the viability of online banking within the context of the market characteristics of its customer base.

     The Company's most direct competition for deposits has historically come from other savings institutions, credit unions and commercial banks located in Virginia and North Carolina, including many large financial institutions, which
have greater financial and marketing resources available to them.   In addition,
the Company has faced additional significant competition for investors' funds from short-term money market securities and other corporate and government securities. The ability of the Company to attract and retain deposits depends not only on its ability to provide a rate of return, liquidity and risk comparable to that offered by competing investment opportunities, but also on the Company's ability to promote these products by remote access.

     The Company experiences strong competition for real estate and other loans principally from other savings institutions, commercial banks, mortgage banking companies, insurance companies and other institutional lenders. The Company competes for loans principally through the interest rates and loan fees it charges and the efficiency and quality of services it provides borrowers.

Employees

     As of December 31, 1999, the Company employed 115 full-time-equivalent employees.

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

     Activities Restrictions. There are generally no restrictions on the activities of a savings and loan holding company that holds only one subsidiary savings association. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to, the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

          Limitations on Transactions with Affiliates. Transactions between savings associations and any affiliate are governed by Sections 23A and 23B of the Federal Reserve Act. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. In a holding company context, the parent holding company of a savings association (such as the Company) and any companies that are controlled by such parent holding company are affiliates of the savings association. Generally, Sections 23A and 23B (i) limit the extent to which the savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such association's capital stock and surplus, and contain an aggregate limit on all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus and
(ii) require that all such transactions be on terms substantially the same, or at least as favorable, to the association or subsidiary as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar other types of transactions between a savings institution and its subsidiaries and an affiliate. In addition to the restrictions imposed by Sections 23A and 23B, no savings association may (i) loan or otherwise extend credit to an affiliate, except for any affiliate which engages only in activities which are permissible for bank holding companies or (ii) purchase or invest in any stocks, bonds, debentures, notes or similar obligations of any affiliate, except for affiliates which are subsidiaries of the savings association.

          In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 1999, the Bank was in compliance with the above restrictions.

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

          The FDIC may terminate the deposit insurance of any insured depository institution, including the Bank, if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances that could result in termination of the Bank's deposit insurance.

          Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed under "-Prompt Corrective Action" below. These three groups are then divided into subgroups that are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications.

     Both the SAIF and the Bank Insurance Fund ("BIF"), the deposit insurance fund that covers most commercial bank deposits, are statutorily required to be recapitalized to a ratio of 1.25% of insured reserve deposits. The BIF previously achieved the required reserve ratio, and as a result, the FDIC reduced the average deposit insurance premium paid by BIF-insured banks to a level substantially below the average premium paid by savings institutions. Banking legislation was enacted in 1996 to eliminate the premium differential between SAIF-insured institutions and BIF-insured institutions. The legislation provided that all insured depository institutions with SAIF-assessable deposits as of March 31, 1995 pay a special one-time assessment to recapitalize the SAIF. Pursuant to this legislation, the FDIC promulgated a rule that established the special assessment necessary to recapitalize the SAIF at 65.7 basis points of SAIF-assessable deposits held by affected institutions as of March 31, 1995. However, as a result of the Bank's financial condition, on November 8, 1996, the FDIC notified the Bank that its application for exemption had been approved. As a result, the Bank was exempt from paying the special one-time assessment (which would have amounted to $1.8 million). Instead, the Bank paid its assessments through 1999 at the assessment rate schedule in effect as of June 30, 1995. The Bank's annual assessment for deposit insurance was 26 basis points of insured deposits during 1999, but a rate of three basis points of insured deposits (the assessment rate otherwise charged to "well capitalized" savings institutions such as the Bank) became effective for the Bank on January 1, 2000. In addition, insured depository institutions began paying in 1997 a portion of the interest due annually on the Financing Corporation ("FICO") bonds issued in the 1980s to provide funding for the SAIF. Accordingly, an additional assessment approximating 5.9 basis points was added to the regular SAIF assessment during 1999. Effective January 1, 2000, the FICO assessment rate for the SAIF began to be assessed at the same rate as the BIF, effectively reducing the Bank's FICO assessment to approximately two basis points.

     Another component of the SAIF recapitalization plan provided for the merger of the SAIF and the BIF on January 1, 1999, provided no insured depository institution was a savings association on that date. The merger of the SAIF and the BIF did not occur on such date because there continue to be savings associations. Such a merger of the SAIF and the BIF may occur in the future if legislation containing such a provision is enacted. If legislation is enacted which requires the Bank to convert to a bank charter, the Company would become a bank holding company. The Company does not believe that its activities would be materially affected in the event that it was required to become a bank holding company.

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

     All savings institutions are required to meet a minimum risk-based capital requirement of total capital (core capital plus supplementary capital) equal to 8% of risk-weighted assets (which includes the credit risk equivalents of certain off-balance sheet items). In calculating total capital for purposes of the risk-based requirement, supplementary capital may not exceed 100% of core capital. Under the leverage requirement, the most highly-rated institutions must maintain a minimum Tier 1 leverage ratio of 3%, with all other institutions required to maintain a minimum leverage ratio of 4%. A savings institution is also required to maintain tangible capital in an amount at least equal to 1.5% of its adjusted total assets.

     At December 31, 1999, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                           Minimum
                            Actual        Requirement   Excess
                        ---------------  -------------  -------
  Tangible capital      $17,353   6.25%  $ 4,166  1.5%  $13,187
  Core capital           17,353   6.25    11,109  4.0     6,244
  Risk-based capital     18,273  11.44    12,782  8.0     5,491

  For further information regarding the Bank's actual capital ratios and minimum requirements under FDICIA, see Note 17 of the Notes to Consolidated Financial Statements on page 46 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference. At December 31, 1999, the Bank exceeded all of its capital requirements under FDICIA.

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

  Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions that it regulates. Under the regulations adopted by the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and does not meet the definition of "critically undercapitalized," and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated there under also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 1999, the Bank was considered a "well capitalized" institution under the prompt corrective action provisions of FDIA.

  Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 1999, had a liquidity ratio of 10.10%.

  Qualified Thrift Lender Test. All savings associations are required to meet a QTL test set forth in Section 10(m) of HOLA and regulations of the OTS there under in order to avoid certain restrictions on their operations. A savings association that does not meet the QTL test set forth in the HOLA and implementing regulations must either convert to a bank charter or comply with the following restrictions on its operations: (i) the association may not engage in any new activity or make any new investment, directly or indirectly, unless such activity or investment is permissible for a national bank, (ii) the branching powers of the association shall be restricted to those of a national bank, (iii) the association shall not be eligible to obtain any advances from its FHLB and (iv) payment of dividends by the association shall be subject to the rules regarding payment of dividends by a national bank. Upon the expiration of three years from the date the association ceases to be a QTL, it must cease any activity and not retain any investment not permissible for a national bank and immediately repay any outstanding FHLB advances (subject to safety and soundness considerations).

  Under applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 1999, the Bank was in compliance with the QTL test.

  Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions.

  In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the regulation, however, requires the Bank to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required.

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

  As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount at least equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances from the FHLB, whichever is greater. At December 31, 1999, the Bank had $2.2 million in FHLB stock, which was in compliance with this requirement.

  Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 1999,
the Bank was in compliance with applicable requirements.   However, because
required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

  Financial Modernization. On November 12, 1999, the Gramm-Leach-Bliley Act (the "Act") of 1999, financial modernization legislation, was signed into law. The Act amends numerous banking laws including, but not limited to, (i) repealing Sections 20 and 32 of the Banking Act of 1933 (Glass-Steagall Act), which prohibited bank affiliations with securities firms, and amending the Bank Holding Company Act of 1956 to allow affiliations between insured depository institutions and any "financial" company, (ii) streamlining the supervision of bank holding companies, including the creation of "financial holding companies" as described below, (iii) clarifying national banks' authorization to conduct financial activities through subsidiaries, (iv) restricting the sale of existing unitary thrift holding companies to financial companies and limiting the granting of new unitaries charters to financial companies, (v) permitting federal savings associations converting to national or state banks to retain the term "federal" in their names and (vi) repealing the SAIF special reserve for
return to the general reserve.   Further, the Act established (i) "financial
holding companies" to engage in, through affiliates, insurance and securities underwriting, merchant banking, portfolio investment and title insurance activities, (ii) the National Association of Registered Agents and Brokers to set uniform licensing and qualification standards for insurance producers on a multistate basis, (iii) terms and conditions for a mutual insurance company to reorganize into a mutual holding company, (iv) the scope of bank disclosure and sharing of customers' non-public information with nonaffiliated third parties with an opt-out provision, (v) federal criminal penalties for individuals seeking to obtain customer financial information through fraud or deceit by pretext calling and (vi) that all banking agencies must use "plain language" in proposed and final rulemaking after January 1, 2000.

     Specifically, Title V of the Act contains the most comprehensive financial consumer privacy restrictions ever written into federal law. Banks and all other institutions dealing in financial products and services are required to have a privacy policy and to disclose it to their customers. They also must give customers the right to "opt out" of having nonpublic personal information shared with certain unaffiliated third parties. The privacy provisions impose new administrative and regulatory burdens. But the extent and severity of these burdens will not be known until the regulators publish new rules and standards for compliance with the Act, which are due in May 2000. Further, the Act states that if state law affords greater consumer protections than federal law in the area of third-party information sharing, the state law will supersede federal law. As the Bank awaits new rules and standards for compliance with the Act, the Bank has introduced its privacy principles on the Company's Internet web site and the Company's board of directors has adopted a corporate policy on privacy and accuracy of personal customer information.

  Safety and Soundness. The federal banking regulatory agencies have jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, fees and benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions that would prohibit compensation and benefits and arrangements that are excessive or that could lead to a material financial loss for the institution. The federal banking regulatory agencies have also adopted asset quality and earnings standards within the Guidelines. The Interagency Guidelines Establishing Year 2000 Standards for Safety and Soundness ("Year 2000 Guidelines") were implemented in 1998 and set forth safety and soundness standards to ensure that insured depository institutions would be able to successfully continue business operating after January 1, 2000. At December 31, 1999, the Bank was in compliance with the Guidelines and the Year 2000 Guidelines.

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

  In addition to regular corporate income tax, corporations are subject to an alternative minimum tax, which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by certain tax preference items and determined with adjustments to certain regular tax items). The adjustments that are generally applicable include an amount equal to a percentage of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this adjustment and prior to reduction for alternative tax net operating losses) exceeds its alternative minimum taxable income without regard to this adjustment. Alternative minimum tax paid can be credited against regular tax due in later years. See Note 11 of the Notes to Consolidated Financial Statements on pages 39 and 40 of the 1999 Annual Report to Stockholders, which is attached hereto as
Exhibit 13 and incorporated herein by reference.

  State Taxation. The Commonwealth of Virginia imposes a tax at the rate of 6.0% on the combined "Virginia taxable income" of the Bank and its subsidiaries. Virginia taxable income is equal to federal taxable income with certain adjustments. Significant modifications include the subtraction from federal taxable income of interest or dividends on obligations or securities of the United States that are exempt from state income taxes, and a recomputation of the bad debt reserve deduction on reduced modified taxable income.

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

Item 2.    Properties
           ----------

  The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 1999.

                                                     Lease          Date         Total          Net Book
                                     Owned/     Expiration Date   Acquired/      Office         Value at
Location                            Leased     Including Options   Leased     Square Ft. (1)  12/31/99 (2)
---------------------------------  ---------   -----------------  ---------  -------------   ------------
The Company
Executive Office:
Interstate Corporate Center         Leased              01/31/02      10/96          7,328   $     13,615
Building 9, Suite 200
Norfolk, VA  23502

The Bank
Main Office:
400 W. Ehringhaus Street             Owned                     -      11/78          3,805        177,860
Elizabeth City, NC  27906

Branch Offices:
520 South Main Street                Owned                     -      05/86          6,517        656,384
Emporia, VA  23847

1401 Gaskins Road                    Owned                     -      09/98          6,782        646,004
Richmond, VA  23233

2825 Godwin Boulevard                Owned                     -      04/98          3,245        745,147
Suffolk, VA  23434

9695 Sliding Hill Road               Owned                     -      08/98          3,150        431,705(3)
Ashland VA 23005

Essex First
Interstate Corporate Center         Leased              01/31/02      10/96          5,554              -
Building 9, Suite 200
Norfolk, VA  23502

1401 Gaskins Road                   Leased (4)                 -      09/98          3,078              -
Richmond, VA  23233

2430 Southland Drive, 3rd Floor     Leased              06/01/00      06/93          2,000              -
Chester, VA  23831

400 W. Ehringhaus Street            Leased (4)                 -      07/94            750              -
Elizabeth City, NC  27906

Essex Home
2420 Virginia Beach Blvd.           Leased              12/31/01      12/91         11,950          2,759
Virginia Beach, VA  23454


(1) Total office square feet excludes leased common area.
(2) Consists of the net book value of land and buildings if owned, or leasehold improvements if leased.
(3) The Bank's Ashland, Virginia branch is under construction as of December 31, 1999 with a projected opening in the spring of 2000. The net book value at December 31, 1999 represents land and construction costs incurred through December 31, 1999.
(4) Leased from the Bank.

Item 3.   Legal Proceedings
          -----------------

         The Company and its subsidiaries are involved in routine legal proceedings occurring in the ordinary course of business, which in the aggregate are believed by management to be immaterial to the financial condition of the Company.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

         No matters were submitted to a vote of the stockholders of the Company through the solicitation of proxies, or otherwise, during the fourth quarter of the year ended December 31, 1999.


                                    PART II
                                    -------


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

     The Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "ESX." The information contained on page 51 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Stock Price Information," is incorporated herein by reference. As a company listed on the AMEX, the Company is subject to the AMEX rules regarding continued listing, and does not fully satisfy those continued listing guidelines. Accordingly, there can be no assurance that the listing of the Common Stock on the AMEX will be continued. In this regard, however, the Company believes that its recently improved operating results will favorably impact the AMEX's evaluation.

     As of March 30, 2000, there were 1,060,642 shares of Common Stock outstanding, which were held by approximately 1,700 persons. The number of persons holding shares of Common Stock reflects an estimate of the number of persons or entities holding their stock in nominee or "street" name through various brokerage firms or other entities.

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

     In connection with the Home Acquisition, the Company issued 2,250,000 shares of nonvoting perpetual preferred stock with an aggregate redemption and liquidation value of $15.0 million in exchange for all of the outstanding stock of Home Bancorp. The preferred stock is redeemable at the option of the Company. The 2,125,000 shares of Series B preferred stock bear a cumulative annual dividend rate of 9.5% (based on redemption value) and the 125,000 shares of Series C preferred stock bear a cumulative annual dividend rate of 8.0% (based on redemption value). The Series C preferred stock is senior to Series B preferred stock with respect to the payment of dividends, and the holders of the Series C preferred stock may, in their discretion, from time to time in whole or in part, elect to convert such shares of Series C preferred stock into a like amount of Series B preferred stock. At December 31, 1999, dividends and accrued interest thereon in arrears on the Series B and Series C preferred stock were $6,867,869 and $330,763, respectively.

     Also in connection with the Home Acquisition, the stockholders of Home Bancorp received warrants to purchase 7,949,000 shares of Common Stock at a price of $0.9375 per share, which was the price of the Common Stock as of June 30, 1995. The warrants became exercisable beginning in September 1998 and will expire in September 2005.


Item 6.        Selected Financial Data
               -----------------------

     The selected financial data for the five years ended December 31, 1999, which appears on page 4 of the 1999 Annual Report to Stockholders attached hereto as Exhibit 13, is incorporated by reference in this Form 10-K Annual Report.


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------

          The information contained on pages 5 through 22 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
          ----------------------------------------------------------

          The information contained on pages 16 through 18 of the 1999 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Market Risk Management" is incorporated herein by reference.


Item 8.    Financial Statements and Supplementary Data
           -------------------------------------------

          The consolidated balance sheets of the Company as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1999, along with the related notes to consolidated financial statements and the report of PricewaterhouseCoopers LLP, independent accountants, are incorporated herein by reference from pages 23 through 50 of the Company's 1999 Annual Report to Stockholders, which is attached hereto as
Exhibit 13.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
           -----------------------------------------------------------------

     Not applicable.

                                    PART III
                                    --------


Item 10.  Directors and Executive Officers of the Registrant
          --------------------------------------------------

     Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on June 16, 2000 under the heading "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.

     Set forth below is information with respect to the executive officers of the Company and its subsidiaries who do not serve as directors of the Company.

                  Name                     Age                      Title
-----------------------------------------  ---  ----------------------------------------------
Earl C. McPherson                           46  President of Essex First and Executive
                                                Vice President of Loan Production and
                                                Secondary Marketing of the Bank

Roy H. Rechkemmer, Jr.                      37  Senior Vice President of Finance and Treasurer
                                                of the Company and the Bank

Mary-Jo Rawson                              46  Vice President and Chief Accounting
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

  Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on June 16, 2000 under the heading "Compliance with Section 16(a) of the Exchange Act," and the information included therein is incorporated herein by reference.


Item 11.  Executive Compensation
          ----------------------

     Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on June 16, 2000 under the headings "Directors Fees" and "Executive Compensation."


Item 12.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on June 16, 2000 under the headings "Securities Ownership of Certain Beneficial Owners" and "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on June 16, 2000 under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.

                                    PART IV
                                    -------


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

                                                                            Page in
                                                                            Annual
                                                                            Report*
                                                                            -------
(a)       1.  Financial Statements:
               The following documents are filed as part of this report:

               Report of Independent Accountants............................  23

               Consolidated Balance Sheets at December 31, 1999
                and 1998....................................................  24

               Consolidated Statements of Operations for the three
                years ended December 31, 1999...............................  25

               Consolidated Statements of Shareholders' Equity for
                the three years ended December 31, 1999.....................  27

               Consolidated Statements of Cash Flows for the three
                years ended December 31, 1999...............................  28

               Notes to Consolidated Financial Statements...................  30

               *Incorporated by reference from the indicated pages of the 1999
                Annual Report to Stockholders.

               The financial statements, together with the report thereon of PricewaterhouseCoopers LLP dated February 18, 2000, appearing on pages 23 through 50 of the accompanying 1999 Annual Report to Stockholders are incorporated by reference in this Form 10-K Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 6, 7, 7A and 8, the 1999 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-K Annual Report.

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

                3.3* Certificate of Amendment to the Certificate of Incorporation of Essex Bancorp, Inc., dated November 5, 1998. Filed as Exhibit 3.3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

                10.4* Third Amendment to the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan dated December 1, 1998. Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.5        Fourth Amendment to the Essex Savings Bank, F.S.B.
                            Supplemental Executive Retirement Plan dated October 27, 1999. Filed as an exhibit to this report.

                10.6* Fannie Mae/Freddie Mac/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation dated June 8, 1993. Filed as Exhibit
                            10.19 to Essex Financial Partners, L.P.'s Annual Report on the Second Amended and Restated Form 10-K for the year ended December 31, 1992.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                10.7* Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan. Filed as Exhibit 10.18 to the Registrant's Form 10-K for the year ended December 31, 1994.

                10.8* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan dated July 29, 1995. Filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                10.9*       Essex Bancorp, Inc. Stock Option Plan.  Filed as
                            Exhibit 10.19 to the Registrant's Form 10-K for the year ended December 31, 1994.

                10.10* First Amendment to the Essex Bancorp, Inc. Stock Option Plan dated as of June 29, 1995. Filed as
                            Exhibit 10.8 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                10.11* Second Amendment to the Essex Bancorp, Inc. Stock Option Plan dated as of May 23, 1996. Filed as
                            Exhibit 10.6 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

                10.12* Essex Bancorp, Inc. Employee Stock Purchase Plan. Filed as Exhibit 10.20 to the Registrant's Form 10-K for the year ended December 31, 1994.

                10.13* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of June 29, 1995. Filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

                10.14* Second Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of October 1, 1998. Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.15* Restated Employment Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                10.16* First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.17 Second Amendment to the Restated Employment Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B. and Essex Home Mortgage Servicing Corporation (successor to Essex Mortgage Corporation) and Gene D. Ross. Filed as an exhibit to this report.

                10.18* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.19 Restated Change in Control Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as an exhibit to this report.

                10.20* Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.21* First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.22* Second Amendment to the Restated Executive Services Agreement dated as of January 1, 1999 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.23* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                10.24* First Amendment to Change in Control Agreement dated as of January 1, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.25 Restated Change in Control Agreement dated as of November 22, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as an exhibit to this report.

                10.26* Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp. dated as of April 15, 1998. Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                11          Statement re Computation of Per Share Earnings.
                            Filed as an exhibit to this report.

                13          The 1999 Annual Report is attached as Exhibit 13.
                            Portions of the 1999 Annual Report are incorporated by reference into this Form 10-K.

                21 Subsidiaries of the Registrant. Filed as an exhibit to this report.

                27          Financial Data Schedule.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

(b)       Reports on Form 8-K Filed in the Fourth Quarter of 1999

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

                                Essex Bancorp, Inc.


                                By: /s/ Gene D. Ross
                                    ----------------
                                    Gene D. Ross
                                    Chairman, President,
                                    and Chief Executive
                                    Officer

                                        March 30, 2000
                                        --------------
                                            (Date)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Gene D. Ross                       March 30, 2000
     ----------------                       --------------
   Gene D. Ross                               (Date)
   Chairman, President, Chief
   Executive Officer and
   Principal Financial Officer


By:  /s/ Mary-Jo Rawson                     March 30, 2000
     ------------------                     --------------
   Mary-Jo Rawson                             (Date)
   Chief Accounting Officer


By:  /s/ Robert G. Hecht                    March 30, 2000
     -------------------                    --------------
   Robert G. Hecht                            (Date)
   Director


By:  /s/ Roscoe D. Lacy, Jr.                March 30, 2000
     -----------------------                --------------
   Roscoe D. Lacy, Jr.                        (Date)
   Director


By:  /s/ Harry F. Radcliffe                 March 30, 2000
     ----------------------                 --------------
   Harry F. Radcliffe                         (Date)
   Director

                                  Exhibit Index
                                  -------------

          Exhibit No.    Description
          -----------    -----------

            3.1* Certificate of Incorporation of Essex Bancorp, Inc., dated June 21, 1994.

            3.2* Certificate of Amendment of Essex Bancorp, Inc., dated August 10, 1994.

            3.3* Certificate of Amendment to the Certificate of Incorporation of Essex Bancorp, Inc., dated November 5, 1998.

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

            4.4*         Form of Common Stock Purchase Warrant Certificate.

            4.5*         Specimen Common Stock Certificate of Essex Bancorp,
                         Inc.

            4.6* Specimen Series B 9.5% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

            4.7* Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

           10.1* Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan, dated August 26, 1993.


-----------------------------------------------------------------------------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference

                                 Exhibit Index
                                 -------------

          Exhibit No.    Description
          -----------    -----------

            10.2*        First Amendment to the Essex Savings Bank, F.S.B.
                         Supplemental Executive Retirement Plan, dated June 5, 1997.

            10.3*        Second Amendment to the Essex Savings Bank, F.S.B.
                         Supplemental Executive Retirement Plan, dated November 1, 1997.

            10.4*        Third Amendment to the Essex Savings Bank, F.S.B.
                         Supplemental Executive Retirement Plan, dated December 1, 1998.

            10.5         Fourth Amendment to the Essex Savings Bank, F.S.B.
                         Supplemental Executive Retirement Plan, dated October 27, 1999.

            10.6* Fannie Mae/Freddie Mac/Private Investor Mortgage Servicing Purchase and Sale Agreement by and between Essex Mortgage Corporation and Chase Home Mortgage Corporation, dated June 8, 1993.

            10.7*        Essex Bancorp, Inc. Non-Employee Directors Stock Option
                         Plan.

            10.8* First Amendment to the Essex Bancorp, Inc. Non-Employee Directors Stock Option Plan, dated July 29, 1995.

            10.9*        Essex Bancorp, Inc. Stock Option Plan.

            10.10* First Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of June 29, 1995.

            10.11* Second Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of May 23, 1996.

            10.12*       Essex Bancorp, Inc. Employee Stock Purchase Plan.


-----------------------------------------------------------------------------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference

                                   Exhibit Index
                                   -------------

          Exhibit No.    Description
          -----------    -----------

            10.13* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan, dated as of June 29, 1995.

            10.14* Second Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan, dated as of October 1, 1998.

            10.15* Restated Employment Agreement by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross, dated as of January 1, 1998.

            10.16* First Amendment to the Restated Executive Services Agreement by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross, dated as of January 1, 1998.

            10.17 Second Amendment to the Restated Executive Services Agreement by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross, dated as of October 1, 1999.

            10.18* Change in Control Agreement by and among Essex Bancorp, Inc. and Gene D. Ross, dated as of January 1, 1998.

            10.19 Restated Change in Control Agreement by and among Essex Bancorp, Inc. and Gene D. Ross, dated as of October 1, 1999.

            10.20* Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1998.


-----------------------------------------------------------------------------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference

                                   Exhibit Index
                                   -------------

          Exhibit No.    Description
          -----------    -----------

            10.21* First Amendment to the Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1998.

            10.22* Second Amendment to the Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1999.

            10.23* Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of January 1, 1998.

            10.24* First Amendment to the Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of January 1, 1999.

            10.25 Restated Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of November 22, 1999.

            10.26* Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp., dated as of April 15, 1998.

            11           Statement re Computation of Per Share Earnings.

            13           The 1999 Annual Report is attached as Exhibit 13.
                         Portions of the 1999 Annual Report are incorporated by reference into this Form 10-K.

            21           Subsidiaries of the Registrant.

            27           Financial Data Schedule.


-----------------------------------------------------------------------------
* For exhibit reference see Item 14(c) for statement of location of exhibits incorporated by reference