Form 10QSB
period 2000-03-31
ESSEX BANCORP INC /NEW
filed 2000-05-12
CIK 847325

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2000
                              -----------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to_____________


Commission file number                1-10506
                      ----------------------------------------

                              Essex Bancorp, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Delaware                                       54-1721085
               ----------                                     ------------
    (State or other jurisdiction of)                        (I.R.S. Employer
      incorporation or organization                        Identification No.)


       Interstate Corporate Center
          Building 9, Suite 200
            Norfolk, Virginia                                     23502
            -----------------                                    -------
          (Address of principal                                (Zip Code)
           executive offices)


          Issuer's telephone number, including area code (757) 893-1300
                                                         --------------


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for the past 90 days. Yes X No
 .

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,060,642 shares of Common Stock, par value $.01 per share, as of May 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes     No X .
                                                               ----   ---

                               Essex Bancorp, Inc.
                     Quarterly Report on Form 10-QSB for the
                          Quarter Ended March 31, 2000

                                Table of Contents
                                -----------------

                                                                            Page

  Part I    FINANCIAL INFORMATION

            Item 1.    Financial Statements                                   3

                       Consolidated Balance Sheets (unaudited)
                       as of March 31, 2000 and December 31, 1999             3

                       Consolidated Statements of Operations (unaudited)
                       for the three months ended March 31, 2000
                       and 1999                                               4

                       Consolidated Statement of Shareholders' Equity (unaudited) for the three months ended
                       March 31, 2000                                         5

                       Consolidated Statements of Cash
                       Flows (unaudited) for the three months
                       ended March 31, 2000 and 1999                          6

                       Notes to Consolidated Financial
                       Statements (unaudited)                                 7

            Item 2.Management's Discussion and Analysis
                       of Financial Condition and Results of
                       Operations                                             9

            Item 3.Quantitative and Qualitative Disclosures About
                       Market Risk                                           12

  Part II   OTHER INFORMATION

            Item 1.Legal Proceedings                                         13

            Item 2.Changes in Securities                                     13

            Item 3.Defaults Upon Senior Securities                           13

            Item 4.Submission of Matters to a Vote
                       of Security Holders                                   13

            Item 5.Other Information                                         13

            Item 6.Exhibits and Reports on Form 8-K                          13


                                         Part I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                  March 31,        December 31,
                                                                                    2000               1999
                                                                                    ----               ----
ASSETS
    Cash...............................................................        $   6,224,747     $   6,902,398
    Interest-bearing deposits..........................................            9,586,407         9,820,129
    Federal funds sold and securities purchased under
      agreements to resell.............................................            1,077,120         2,228,596
                                                                               -------------     -------------
         Cash and cash equivalents.....................................           16,888,274        18,951,123
    Federal Home Loan Bank stock.......................................            2,730,000         2,230,000
    Securities available for sale - cost approximates market...........               19,600            19,331
    Securities held for investment - market value of
      $2,722,000 in 2000 and $2,713,000 in 1999........................            2,750,116         2,750,116
    Mortgage-backed securities held for investment - market
      value of $478,000 in 2000 and $479,000
      in 1999..........................................................              479,830           479,861
    Loans, net of allowance for loan losses of $1,697,000
      in 2000 and $1,697,000 in 1999...................................          251,952,368       238,881,926
    Loans held for sale................................................            1,247,538           916,753
    Mortgage servicing rights..........................................            1,840,190         1,985,462
    Foreclosed properties, net.........................................              589,323           445,577
    Accrued interest receivable........................................            1,754,813         1,544,665
    Advances for taxes, insurance, and other...........................              717,626           981,365
    Premises and equipment.............................................            3,683,729         3,399,745
    Other assets.......................................................            3,943,440         5,152,986
                                                                               -------------     -------------
             Total Assets..............................................        $ 288,596,847     $ 277,738,910
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing...........................................        $  15,925,474     $  19,630,014
         Interest-bearing..............................................          196,418,601       192,579,360
                                                                               -------------     -------------
             Total deposits............................................          212,344,075       212,209,374
    Federal Home Loan Bank advances....................................           54,450,000        44,600,000
    Capitalized lease obligations......................................              170,224           191,613
    Other liabilities..................................................            3,458,109         2,742,741
                                                                               -------------     -------------
             Total Liabilities.........................................          270,422,408       259,743,728

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000........................           14,173,750        14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000..........................              833,750           833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642........................               10,606            10,606
    Additional paid-in capital.........................................            8,687,761         8,687,770
    Accumulated deficit................................................           (5,531,428)       (5,710,694)
                                                                                ------------      ------------
             Total Shareholders' Equity................................           18,174,439        17,995,182
                                                                                ------------      ------------
             Total Liabilities and Shareholders' Equity................         $288,596,847      $277,738,910
                                                                                ============      ============

                 See notes to consolidated financial statements.

                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                                 Three Months Ended March 31,
                                                                                    2000               1999
                                                                                    ----               ----
INTEREST INCOME
    Loans, including fees................................................         $4,870,972        $3,805,119
    Federal funds sold and securities purchased
      under agreements to resell.........................................             16,771            16,627
    Investment securities, including dividend income.....................             83,801            59,255
    Mortgage-backed securities...........................................              8,075            17,847
    Other................................................................            127,582           103,790
                                                                                  ----------        ----------
             Total Interest Income.......................................          5,107,201         4,002,638
                                                                                  ----------        ----------

INTEREST EXPENSE
    Deposits ............................................................          2,529,352         2,262,009
    Federal Home Loan Bank advances......................................            760,314           289,756
    Other................................................................              8,410            11,950
                                                                                  ----------        ----------
             Total Interest Expense......................................          3,298,076         2,563,715
                                                                                  ----------        ----------

             Net Interest Income.........................................          1,809,125         1,438,923
PROVISION FOR LOAN LOSSES................................................            100,000                 -
                                                                                  ----------        ----------
             Net Interest Income After
             Provision for Loan Losses...................................          1,709,125         1,438,923

NONINTEREST INCOME
    Loan servicing fees..................................................            436,918           364,342
    Mortgage banking income, including
      gain on sale of loans..............................................             32,567           158,650
    Other service charges and fees.......................................            167,705           159,041
    Other................................................................             91,953           101,690
                                                                                  ----------        ----------
             Total Noninterest Income....................................            729,143           783,723
                                                                                  ----------        ----------

NONINTEREST EXPENSE
    Salaries and employee benefits.......................................          1,132,723           997,196
    Net occupancy and equipment..........................................            224,610           233,389
    Deposit insurance premiums...........................................             25,757           138,756
    Amortization of intangible assets....................................            149,075           148,575
    Service bureau.......................................................            159,364           145,906
    Professional fees....................................................             48,598            67,283
    Foreclosed properties, net...........................................             10,509            24,477
    Other................................................................            384,328           463,584
                                                                                  ----------        ----------

             Total Noninterest Expense...................................          2,134,964         2,219,166
                                                                                  ----------        ----------

             Income Before Income Taxes..................................            303,304             3,480
PROVISION FOR (BENEFIT FROM) income taxes................................            124,038           (26,196)
                                                                                  ----------        ----------

             Net Income..................................................         $  179,266        $   29,676
                                                                                  ==========        ==========

    Loss available to common shareholders (Note 2).......................         $ (340,041)       $ (444,512)
                                                                                  ==========         =========

    Basic and diluted loss per common share (Note 2).....................         $     (.32)       $     (.42)
                                                                                  ==========        ==========

                 See notes to consolidated financial statements.

                                             ESSEX BANCORP, INC. AND SUBSIDIARIES
                                  CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                                           For the three months ended March 31, 2000

                                                         Series B       Series C
                                            Common       Preferred      Preferred   Additional
                                          Stock, $.01  Stock, $6.67   Stock, $6.67    Paid-in      Accumulated
                                           Par Value   Stated Value   Stated Value    Capital        Deficit         Total
                                           ---------   ------------   ------------    -------        -------         -----
Balance at January 1, 2000................   $10,606     $14,173,750     $833,750     $8,687,770    $(5,710,694)  $17,995,182

Fractional share pay-outs under
   the Employee Stock Purchase
   Plan...................................         -               -            -             (9)             -            (9)

Comprehensive net income..................         -               -            -              -        179,266       179,266
                                             -------     -----------     --------     ----------    -----------   -----------

Balance at March 31, 2000.................   $10,606     $14,173,750     $833,750     $8,687,761    $(5,531,428)  $18,174,439
                                             =======     ===========     ========     ==========    ===========   ===========

                 See notes to consolidated financial statements.

                                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
                                                                                  Three Months Ended March 31,
                                                                                    2000               1999
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income...........................................................      $     179,266      $     29,676
    Adjustments to reconcile net income to cash
        provided by operating activities:
        Provisions for losses on loans, foreclosed properties and other.             122,600            25,681
        Depreciation and amortization of premises and equipment.........              86,755            97,457
        Amortization of:
           Premiums and discounts on loans and securities................             18,779            54,528
           Mortgage servicing rights.....................................            133,556           133,059
           Excess of costs over equity in net assets acquired............             15,519            15,515
        Mortgage banking activities:
           Net (increase) decrease in loans originated for resale........           (302,870)          625,670
           Realized gains from sale of loans.............................            (27,915)         (141,410)
        Realized losses and (gains) from sales of foreclosed properties..              2,122           (16,688)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................           (210,148)            8,022
           Advances for taxes, insurance and other.......................            248,739           646,645
           Other assets..................................................          1,194,027        (1,189,333)
           Other liabilities.............................................            717,332           109,998
                                                                               -------------      ------------

    Net cash provided by operating activities............................          2,177,762           398,820

INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank stock.............................           (500,000)         (111,500)
    Purchase of securities available for sale............................               (269)             (214)
    Principal remittances on mortgage-backed securities..................                  -           407,354
    Purchases of loans and participations................................        (15,753,304)       (5,592,191)
    Net decrease in net loans............................................          2,518,259         2,912,053
    Proceeds from sales of foreclosed properties.........................              6,945           197,116
    Increase in foreclosed properties....................................           (114,558)           (1,195)
    Decrease (increase) in mortgage servicing rights.....................             11,716          (684,573)
    Purchase of premises and equipment...................................           (370,739)          (72,876)
                                                                               -------------      ------------

    Net cash used in investing activities................................        (14,201,950)       (2,946,026)

FINANCING ACTIVITIES
    Net (decrease) increase in NOW and savings deposits..................         (2,805,986)        1,312,120
    Net increase in certificates of deposit..............................          2,940,687         2,731,204
    Proceeds from Federal Home Loan Bank advances........................         12,000,000                 -
    Repayment of Federal Home Loan Bank advances.........................         (2,150,000)       (6,358,333)
    Payments on capital lease obligations................................            (21,389)          (17,850)
    Other................................................................             (1,973)               (2)
                                                                               -------------      ------------

    Net cash provided by (used in) financing activities..................          9,961,339        (2,332,861)
                                                                               -------------      ------------

    Decrease in cash and cash equivalents................................         (2,062,849)       (4,880,067)
    Cash and cash equivalents at beginning of period.....................         18,951,123        17,944,680
                                                                               -------------      ------------

    Cash and cash equivalents at end of period...........................      $  16,888,274      $ 13,064,613
                                                                               == ==========      ============

NONCASH INVESTING AND FINANCING ACTIVITIES
    Transfer from loans to foreclosed properties.........................      $      45,855      $     70,617

SUPPLEMENTAL CASH FLOW INFORMATION Cash paid during the period for:
        Interest.........................................................      $   3,071,067      $  2,555,305
        Income taxes.....................................................      $           -      $      3,000

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 March 31, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the notes to EBI's financial statements for the year ended December 31, 1999 included in the EBI 1999 Annual Report.

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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations for the three months ended March 31 are as follows:

                                                          2000         1999
                                                          ----         ----
     Net income                                        $ 179,266    $  29,676
     Accumulated undeclared preferred stock dividends   (519,307)    (474,188)
                                                        --------     --------
     Net loss available to common shareholders         $(340,041)   $(444,512)
                                                        ========     ========

     Weighted average common shares outstanding        1,060,642    1,060,642
                                                       =========    =========

EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.


                              [intentionally blank]

NOTE 3 - SEGMENT INFORMATION

The following  segment  information for EBI for the three months ended March 31,
2000 and 1999 is presented on the same basis and for the same  segments as those presented in EBI's 1999 Annual Report.
                                 Retail                            Mortgage
                                Community        Mortgage            Loan          Corporate/
                                 Banking          Banking          Servicing      Eliminations          Total
                                 -------          -------          ---------      ------------          -----
                                                                (in thousands)
2000 Segment Information
Customer revenues              $     638           $ 1,260         $    640         $       -        $   2,538
Affiliate revenues                     3                65              121              (189)               -
Depreciation and amortization         32                14               22                19               87
Pre-tax income (loss)                (91)              895               76              (577)             303
Total assets                     223,289            61,726            7,995            (4,413)         288,597

1999 Segment Information
Customer revenues             $      995          $    661           $  542         $      25        $   2,223
Affiliate revenues                     -               142              119              (261)               -
Depreciation and amortization         27                22               19                29               97
Pre-tax income (loss)                200               346               50              (592)               4
Total assets                     201,911            24,661            7,591            (5,317)         228,846

Customer revenues consist of (i) net interest income, which represents the difference between interest earned on loans and investments and interest paid on deposits and other borrowings and (ii) noninterest income, which consists primarily of mortgage loan servicing fees, mortgage banking income (primarily gains on the sale of loans), and service charges and fees (primarily on deposits and the loan servicing portfolio). Revenues and pre-tax income for the mortgage banking segment are presented before cost of funds allocation.


                              [intentionally blank]

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

         Total assets of Essex Bancorp, Inc. ("EBI") at March 31, 2000 were $288.6 million as compared to $277.7 million at December 31, 1999, an increase of approximately $10.9 million or 3.9%. The increase in total assets resulted primarily from increases of (i) $13.3 million in loans held for investment and corresponding accrued interest receivable, which was attributable to net participation purchases of $8.6 million of builder construction loans and participation purchases of $8.2 million of loans secured by residential lots,
(ii) $500,000 in Federal Home Loan Bank ("FHLB") stock resulting from the impact of the increase in FHLB advances on Essex Savings Bank, F.S.B.'s (the "Bank") minimum FHLB stock requirement and (iii) $284,000 in premises and equipment resulting from capital expenditures for the new retail banking branch located in Ashland, Virginia. These increases were partially offset by decreases of $2.1 million in cash and cash equivalents resulting from a decrease in liquidity and $1.2 million in other assets resulting from the surrender of life insurance policies on former executive officers, funds from which were used to partially fund higher-yielding, adjustable-rate assets.

         Deposits, the primary source of EBI's funds, totaled $212.3 million at March 31, 2000 as compared to $212.2 million at December 31, 1999. A $3.8 million increase in interest-bearing deposits occurred primarily in certificates of deposit at EBI's Suffolk, Virginia and Emporia, Virginia retail banking branches. This increase was substantially offset by a $3.7 million decline in noninterest-bearing deposits resulting from fluctuations in loan servicing escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("EHMSC") at the Bank. Because of the minimal growth in total deposits, EBI utilized FHLB advances, which increased $9.9 million, to partially fund asset growth during the first quarter of 2000.


Results of Operations
---------------------

First Quarter of 2000 Compared to First Quarter of 1999

         EBI's net income for the three months ended March 31, 2000 totaled $179,000, compared to net income of $30,000 for the three months ended March 31, 1999. EBI's earnings improvement during the first quarter of 2000 over the comparable period in 1999 reflected (i) a $370,000 increase in net interest income, resulting from an increase in average interest-earning assets, coupled with an increase in the net yield on interest-earning assets, (ii) a $73,000 increase in loan servicing fees resulting from an increase in EHMSC's mortgage loan servicing portfolio since the end of the first quarter of 1999 and (iii) an $84,000 decrease in noninterest expenses partially attributable to a lower deposit insurance assessment rate. The benefits of these improvements were offset in part by (i) a $100,000 increase in the provision for loan losses based on management's assessment of the allowance for loan losses in relation to growth in the loan portfolio, (ii) a $127,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates since the first quarter of 1999 and (iii) a $150,000 increase in the provision for income taxes.

         Net Interest  Income.  The table below  presents  average  balances for interest-earning  assets and  interest-bearing  liabilities,  as well as related weighted  average  yields earned and rates paid for the three months ended March
31:
                                                        2000                                 1999
                                         --------------------------------     --------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------     ------     -------      --------    -----
                                                                 (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $246,540      $4,871        7.90%    $196,873      $3,805       7.73%
      Investment securities..........       5,384          84        6.23        4,328          59       5.48
      Mortgage-backed
          securities.................         480           8        6.73        1,263          18       5.65
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,203          17        5.58        1,442          17       4.61
      Other..........................       9,096         127        5.61        8,929         104       4.65
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $262,703       5,107        7.78     $212,835       4,003       7.52
                                         ========      ------                 ========      ------

   Interest-bearing liabilities:
      Deposits.......................    $193,276       2,529        5.26     $174,423       2,262       5.26
      FHLB advances..................      52,121         760        5.87       21,157         290       5.55
      Other..........................         182           9       18.62          259          12      18.67
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $245,579       3,298        5.45     $195,839       2,564       5.31
                                         ========      ------                 ========      ------

   Net interest earnings.............                  $1,809                               $1,439
                                                       ======                               ======

   Net interest spread (1)...........                                2.33%                               2.21%
                                                                     ====                                ====

   Net interest margin (1)...........                                2.75%                               2.70%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans. Yield calculation includes the accretion of net deferred loan fees.

         The table below sets forth  certain  information  regarding  changes in
EBI's interest income and interest expense between the periods indicated.
                                                             Increase (Decrease) From First Quarter of 1999
                                                                      to First Quarter of 2000 Due to
                                                             ----------------------------------------------
                                                               Volume (1)         Rate (1)             Net
                                                               ------             ----                 ---
                                                                             (in thousands)
         Interest income on:
            Loans (2)................................            $ 980             $ 86             $1,066
            Investment securities....................               16                9                 25
            Mortgage-backed securities...............              (13)               3                (10)
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (3)               3                  -
            Other interest-earning assets............                2               21                 23
                                                                 -----             ----            -------
               Total interest income (2).............              982              122              1,104
                                                                 -----             ----            -------

         Interest expense on:
            Deposits.................................              265                2                267
            FHLB advances............................              453               17                470
            Other interest-bearing liabilities.......               (3)               -                 (3)
                                                                 -----             ----            -------
               Total interest expense................              715               19                734
                                                                 -----             ----            -------

               Net interest income...................            $ 267             $103             $  370
                                                                 =====             ====             ======

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $1.4 million for the first quarter of 1999 to $1.8 million for the first quarter of 2000, which reflected the favorable impact of a 25.2% increase in average loans, coupled with a 17 basis point increase in the average yield on loans. The increasing interest rate environment since the first quarter of 1999 has resulted in a slowdown in refinancings, which has stabilized prepayments in the loan portfolio, and EBI has been diversifying its loan portfolio by investing in higher-yielding, adjustable-rate products, including construction loans to residential builders and participations in such loans. However, net interest margin compression is expected to occur in the current environment of rising interest rates because of the repricing of deposits at higher interest rates, coupled with the impact of competition for deposits as a funding source for growth.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):

                                                         2000           1999
                                                         ----           ----
   Balance at beginning of period...................    $1,697         $1,845
   Provision for loan losses........................       100              -
                                                        ------         ------
                                                         1,797          1,845
   Loans charged-off, net of recoveries.............      (100)           (43)
                                                        ------         ------
   Balance at end of period.........................    $1,697         $1,802
                                                        ======         ======

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At March 31, 2000, nonperforming assets of $1.8 million as a percentage of total assets was
 .64% as compared to nonperforming assets of $1.3 million as a percentage of total assets of .48% at December 31, 1999. The increase in the balance of nonperforming assets and the overall growth of the loan portfolio was the basis for management's determination to add to the allowance for loan losses during the first quarter of 2000.

         Noninterest Income. Noninterest income for the first quarter of 2000 totaled $729,000, a $55,000 or 7.0% decrease from $784,000 for the first quarter of 1999. This decrease was primarily attributable to a $127,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates since the first quarter of 1999. This decrease was partially offset by a $73,000 increase in loan servicing fees resulting from a 19.3% increase in EHMSC's mortgage loan servicing portfolio since the end of the first quarter of 1999. EBI intends to pursue opportunities to increase its loan servicing revenues in order to mitigate the impact of the decline in mortgage banking income.

         Noninterest Expense. Noninterest expense for the first quarter of 2000 totaled $2.135 million, an $84,000 or 3.8% decrease from $2.219 million for the first quarter of 1999. This decrease was primarily attributable to decreases of
(i) $113,000 in deposit insurance premiums resulting from a lower deposit insurance assessment rate and (ii) $79,000 in other noninterest expense resulting from lower telecommunications expense in the first quarter of 2000 and a loss incurred in connection with a branch robbery in the first quarter of 1999. These decreases in noninterest expense were partially offset by a $136,000 increase in salaries and employee benefits because of a slight increase in the number of full-time equivalent employees coupled with the impact of low unemployment levels on average salaries required to attract and retain qualified employees. In addition, the decline in loan origination volume in 2000 resulted in a lower deferral of fixed loan origination costs, such as personnel costs for loan processors, underwriters and closers.

         Income Taxes. EBI recognized a $124,000 provision for income taxes during the first quarter of 2000 representing 41% of pre-tax income. EBI had previously recognized income tax benefits arising from net tax operating loss carryforwards expected to be realized for the year 2000.


Liquidity
---------

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at March 31, 2000, had a liquidity ratio of 9.02%.


Regulatory Matters
------------------

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At March 31, 2000, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of March 31, 2000, the Bank was "well capitalized" for PCA purposes.


Item 3.       Quantitative and Qualitative Disclosures About Market Risk

         There have been no material changes in market risk exposures that affect the quantitative or qualitative disclosures presented as of December 31, 1999 in the EBI 1999 Annual Report.


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

           (b)   Reports on Form 8-K - None




                              [intentionally blank]

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         Essex Bancorp, Inc.





         May 10, 2000                         By:      /s/ Gene D. Ross
         ------------                                  ----------------
            (Date)                                     Gene D. Ross
                                                       Chairman, President,
                                                       and Chief Executive
                                                       Officer





         May 10, 2000                         By:      /s/ Mary-Jo Rawson
         ------------                                  ------------------
            (Date)                                     Mary-Jo Rawson
                                                       Chief Accounting Officer