Form 10QSB
period 2000-06-30
ESSEX BANCORP INC /NEW
filed 2000-08-11
CIK 847325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 2000
                              -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to
                               ------------------------------------------------

Commission file number                    1-10506
                      ---------------------------------------------------------

                               Essex Bancorp, Inc.
             -------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                Delaware                                        54-1721085
    (State or other jurisdiction of)                         (I.R.S. Employer
      incorporation or organization                         Identification No.)


       Interstate Corporate Center
          Building 9, Suite 200
            Norfolk, Virginia                                      23502
          (Address of principal                                 (Zip Code)
           executive offices)


          Issuer's telephone number, including area code (757) 893-1300


         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes X No__.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,060,642 shares of Common Stock, par value $.01 per share, as of August 11, 2000.

Transitional Small Business Disclosure Format (check one):  Yes ___ No X .

                               Essex Bancorp, Inc.
                     Quarterly Report on Form 10-QSB for the
                           Quarter Ended June 30, 2000

                                Table of Contents
                                -----------------

                                                                           Page
                                                                           ----
Part I     FINANCIAL INFORMATION

           Item 1.    Financial Statements                                    3

                      Consolidated Balance Sheets (unaudited)
                      as of June 30, 2000 and December 31, 1999               3

                      Consolidated Statements of Operations (unaudited)
                      for the three months and six months ended
                      June 30, 2000 and 1999                                  4

                      Consolidated Statement of Shareholders' Equity (unaudited) for the six months ended
                      June 30, 2000                                           5

                      Consolidated Statements of Cash
                      Flows (unaudited) for the six months
                      ended June 30, 2000 and 1999                            6

                      Notes to Consolidated Financial
                      Statements (unaudited)                                  7

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of
                      Operations                                              9

           Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk                                            16

Part II    OTHER INFORMATION

           Item 1.    Legal Proceedings                                      17

           Item 2.    Changes in Securities                                  17

           Item 3.    Defaults Upon Senior Securities                        17

           Item 4.    Submission of Matters to a Vote
                      of Security Holders                                    17

           Item 5.    Other Information                                      17

           Item 6.    Exhibits and Reports on Form 8-K                       17

                          Part I. FINANCIAL INFORMATION

Item 1.       Financial Statements

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)

                                                                                  June 30,         December 31,
                                                                                    2000               1999
                                                                                    ----               ----
ASSETS
    Cash...............................................................       $    5,304,006    $    6,902,398
    Interest-bearing deposits..........................................            8,159,464         9,820,129
    Federal funds sold and securities purchased under
      agreements to resell.............................................            1,017,289         2,228,596
                                                                               -------------     -------------
         Cash and cash equivalents.....................................           14,480,759        18,951,123
    Federal Home Loan Bank stock.......................................            2,765,000         2,230,000
    Securities available for sale - cost approximates market...........               19,901            19,331
    Securities held for investment - market value of
      $726,000 in 2000 and $2,713,000 in 1999..........................              750,116         2,750,116
    Mortgage-backed securities held for investment - market
      value of $485,000 in 2000 and $479,000
      in 1999..........................................................              479,800           479,861
    Loans, net of allowance for loan losses of $1,439,000
      in 2000 and $1,697,000 in 1999...................................          261,809,041       238,881,926
    Loans held for sale................................................            1,162,957           916,753
    Mortgage servicing rights..........................................            2,049,312         1,985,462
    Foreclosed properties, net.........................................              484,610           445,577
    Accrued interest receivable........................................            1,900,953         1,544,665
    Advances for taxes, insurance, and other...........................              702,775           981,365
    Premises and equipment.............................................            3,912,722         3,399,745
    Other assets.......................................................            6,011,865         5,152,986
                                                                               -------------     -------------
             Total Assets..............................................         $296,529,811      $277,738,910
                                                                               =============     =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
         Noninterest-bearing...........................................        $  15,771,681     $  19,630,014
         Interest-bearing..............................................          204,450,650       192,579,360
                                                                               -------------     -------------
             Total deposits............................................          220,222,331       212,209,374
    Federal Home Loan Bank advances....................................           55,300,000        44,600,000
    Capitalized lease obligations......................................              147,844           191,613
    Other liabilities..................................................            2,398,348         2,742,741
                                                                               -------------     -------------
             Total Liabilities.........................................          278,068,523       259,743,728

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000........................           14,173,750        14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000..........................              833,750           833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642........................               10,606            10,606
    Additional paid-in capital.........................................            8,687,761         8,687,770
    Accumulated deficit................................................           (5,244,579)       (5,710,694)
                                                                               -------------     -------------
             Total Shareholders' Equity................................           18,461,288        17,995,182
                                                                               -------------     -------------
             Total Liabilities and Shareholders' Equity................         $296,529,811      $277,738,910
                                                                               =============     =============

                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Three Months                  Six Months
                                                                 Ended June 30,               Ended June 30,
                                                                 --------------               --------------
                                                              2000          1999             2000          1999
                                                              ----          ----             ----          ----

INTEREST INCOME
    Loans, including fees..............................     $5,230,090    $3,903,845     $10,101,062     $7,708,964
    Federal funds sold and securities purchased
      under agreements to resell.......................         19,116        16,108          35,887         32,735
    Investment securities, including
      dividend income..................................         62,548        62,713         146,349        121,968
    Mortgage-backed securities.........................          8,775        12,245          16,850         30,092
    Other..............................................        153,683        97,829         281,265        201,619
                                                            ----------    ----------     -----------     ----------
             Total Interest Income.....................      5,474,212     4,092,740      10,581,413      8,095,378

INTEREST EXPENSE
    Deposits ..........................................      2,686,090     2,337,387       5,215,442      4,599,396
    Federal Home Loan Bank advances....................        819,481       309,051       1,579,795        598,807
    Other..............................................          7,422        11,125          15,832         23,075
                                                            ----------    ----------     -----------     ----------
             Total Interest Expense....................      3,512,993     2,657,563       6,811,069      5,221,278
                                                            ----------    ----------     -----------     ----------

             Net Interest Income.......................      1,961,219     1,435,177       3,770,344      2,874,100
PROVISION FOR LOAN LOSSES..............................        140,000             -         240,000              -
                                                            ----------    ----------     -----------     ----------

             Net Interest Income After
             Provision for Loan Losses.................      1,821,219     1,435,177       3,530,344      2,874,100

NONINTEREST INCOME
    Loan servicing fees................................        434,953       394,274         871,871        758,616
    Mortgage banking income, including
      gain on sale of loans............................         41,700       150,378          74,267        309,028
    Other service charges and fees.....................        171,828       146,549         339,533        305,590
    Other..............................................        102,794        88,447         194,747        190,137
                                                            ----------    ----------     -----------     ----------

             Total Noninterest Income..................        751,275       779,648       1,480,418      1,563,371

NONINTEREST EXPENSE
    Salaries and employee benefits.....................      1,141,007       996,036       2,273,730      1,993,232
    Net occupancy and equipment........................        239,319       210,843         463,929        444,232
    Deposit insurance premiums.........................         26,448       147,471          52,205        286,227
    Amortization of intangible assets..................        144,323       131,371         293,398        279,946
    Service bureau.....................................        148,503       145,748         307,867        291,654
    Professional fees..................................         69,152        71,291         117,750        138,574
    Foreclosed properties, net.........................         44,452       (20,045)         54,961          4,432
    Other..............................................        386,700       421,251         771,028        884,835
                                                            ----------    ----------     -----------     ----------

             Total Noninterest Expense.................      2,199,904     2,103,966       4,334,868      4,323,132
                                                            ----------    ----------     -----------     ----------

             Income Before Income Taxes................        372,590       110,859         675,894        114,339

PROVISION FOR (BENEFIT FROM)
    INCOME TAXES.......................................         85,741         4,402         209,779        (21,794)
                                                            ----------    ----------     -----------     ----------

             Net Income................................     $  286,849    $  106,457     $   466,115     $  136,133
                                                            ==========    ==========     ===========     ==========

    Loss available to common
      shareholders (Note 2)............................     $ (240,786)   $ (376,059)    $  (580,827)    $ (820,571)
                                                            ==========    ==========     ===========     ==========

    Basic and diluted loss per
      common share (Note 2)............................     $     (.23)   $     (.35)    $      (.55)    $    (.77)
                                                            ==========    ==========     ===========     =========


                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                     For the six months ended June 30, 2000


                                                        Series B       Series C
                                         Common         Preferred      Preferred    Additional
                                       Stock, $.01    Stock, $6.67   Stock, $6.67     Paid-in       Accumulated
                                        Par Value     Stated Value   Stated Value     Capital         Deficit           Total
                                        ---------     ------------   ------------     -------         -------           -----
Balance at January 1, 2000...........     $10,606       $14,173,750     $833,750      $8,687,770     $(5,710,694)    $17,995,182

Fractional share pay-outs under
   the Employee Stock Purchase
   Plan..............................           -                 -            -              (9)              -              (9)

Comprehensive net income.............           -                 -            -               -         466,115         466,115
                                           ------        ----------      -------       ---------      ----------      ----------

Balance at June 30, 2000.............     $10,606       $14,173,750     $833,750      $8,687,761     $(5,244,579)    $18,461,288
                                           ======        ==========      =======       =========      ==========      ==========



                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                    Six Months Ended June 30,
                                                                                    -------------------------
                                                                                    2000               1999
                                                                                    ----               ----
OPERATING ACTIVITIES
    Net income...........................................................      $    466,115      $     136,133
    Adjustments to reconcile net income to cash
        (used in) provided by operating activities:
        Provisions for:
           Losses on loans, foreclosed properties and other..............           308,453             14,361
           Depreciation and amortization of premises and equipment.......           176,606            171,279
        Amortization (accretion) of:
           Premiums and discounts on loans and securities.                           (9,860)           161,886
           Mortgage servicing rights.....................................           262,360            248,916
           Excess of costs over equity in net assets acquired............            31,038             31,030
        Mortgage banking activities:
           Net (increase) decrease in loans originated for resale........          (184,622)         1,926,427
           Realized gains from sale of loans.............................           (61,582)          (275,537)
        Realized gains from sales of foreclosed properties...............              (165)           (16,901)
        Changes in operating assets and liabilities:
           Accrued interest receivable...................................          (356,288)          (155,655)
           Advances for taxes, insurance and other.......................           248,590            268,205
           Other assets..................................................          (889,917)          (575,300)
           Other liabilities.............................................          (382,990)          (250,502)
                                                                                -----------       ------------

    Net cash (used in) provided by operating activities..................          (392,262)         1,684,342

INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank stock.............................          (535,000)          (111,500)
    Proceeds from maturity of securities held to maturity................         2,000,000                  -
    Purchase of securities available for sale............................              (570)              (433)
    Principal remittances on mortgage-backed securities..................                 -            779,087
    Purchases of loans and participations................................       (28,592,873)       (20,832,056)
    Net decrease (increase) in net loans.................................         5,389,824         (4,064,266)
    Proceeds from sales of foreclosed properties.........................           127,651            198,017
    Increase in foreclosed properties....................................          (118,032)            (8,634)
    Increase in mortgage servicing rights................................          (326,210)          (685,028)
    Purchases of premises and equipment..................................          (689,583)          (200,957)
                                                                                -----------       ------------

    Net cash used in investing activities................................       (22,744,793)       (24,925,770)

FINANCING ACTIVITIES
    Net (decrease) increase in NOW, money market
        and savings deposits.............................................        (5,573,231)         1,816,149
    Net increase in certificates of deposit..............................        13,586,188          9,179,825
    Proceeds from Federal Home Loan Bank advances........................        29,000,000         27,000,000
    Repayment of Federal Home Loan Bank advances.........................       (18,300,000)       (21,008,333)
    Payments on capital lease obligations................................           (43,769)           (36,526)
    Other................................................................            (2,497)                (2)
                                                                                -----------       ------------

    Net cash provided by financing activities............................        18,666,691         16,951,113
                                                                                -----------       ------------

    Decrease in cash and cash equivalents................................        (4,470,364)        (6,290,315)
    Cash and cash equivalents at beginning of period.....................        18,951,123         17,944,680
                                                                                -----------       ------------

    Cash and cash equivalents at end of period...........................      $ 14,480,759       $ 11,654,365
                                                                                ===========       ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Transfer from loans to foreclosed properties.........................      $     45,855       $    308,290
    Assumption of first mortgages on foreclosed properties...............      $     41,085                  -

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid during the period for:
        Interest.........................................................      $  6,606,622       $  5,221,652
        Income taxes.....................................................      $          -       $      3,000


                 See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                  June 30, 2000


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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations are as follows:

                                               Three Months Ended                   Six Months Ended
                                                    June 30,                            June 30,
                                          -----------------------------      -----------------------------
                                               2000             1999              2000             1999
                                               ----             ----              ----             ----
     Net income                             $ 286,849         $ 106,457      $   466,115         $ 136,133
     Accumulated undeclared preferred
       stock dividends                       (527,635)         (482,516)      (1,046,942)         (956,704)
                                             --------          --------       ----------          --------
     Net loss available to
       common shareholders                  $(240,786)        $(376,059)     $  (580,827)        $(820,571)
                                             ========          ========       ==========          ========

     Weighted average common
       shares outstanding                   1,060,642         1,060,642        1,060,642         1,060,642
                                            =========         =========        =========         =========

EBI's common stock equivalents are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.






                              [intentionally blank]

NOTE 3 - SEGMENT INFORMATION

The following segment information for EBI for the three months and six months ended June 30, 2000 and 1999 is presented on the same basis and for the same segments as those presented in the EBI 1999 Annual Report.

                                 Retail                            Mortgage
                                Community        Mortgage            Loan          Corporate/
                                 Banking          Banking          Servicing      Eliminations          Total
                                 -------          -------          ---------      ------------          -----
                                                                (in thousands)
As of and for the three months
   ended June 30, 2000:
    Customer revenues         $      460        $    1,582           $  671        $        -        $   2,713
    Affiliate revenues                 4               100              120              (224)               -
    Depreciation and
       amortization                   31                14               24                20               89
    Pre-tax income (loss)           (301)            1,269              125              (720)             373
    Total assets                 227,937            64,690            7,796            (3,893)         296,530

As of and for the three months
   ended June 30, 1999:
    Customer revenues         $      807          $    831           $  557          $     19        $   2,214
    Affiliate revenues                 -                97              118              (215)               -
    Depreciation and
       amortization                   26                 6               20                22               74
    Pre-tax income (loss)            (12)              479              101              (458)             110
    Total assets                 209,057            36,113            7,160            (4,454)         247,876

As of and for the six months
   ended June 30, 2000:
    Customer revenues          $   1,098           $ 2,842           $1,311        $        -        $   5,251
    Affiliate revenues                 7               165              241              (413)               -
    Depreciation and
       amortization                   63                28               46                39              176
    Pre-tax income (loss)           (392)            2,164              201            (1,297)             676
    Total assets                 227,937            64,690            7,796            (3,893)         296,530

As of and for the six months
   ended June 30, 1999:
    Customer revenues          $   1,802           $ 1,492           $1,099          $     44        $   4,437
    Affiliate revenues                 -               239              237              (476)               -
    Depreciation and
       amortization                   53                28               39                51              171
    Pre-tax income (loss)            188               825              151            (1,050)             114
    Total assets                 209,057            36,113            7,160            (4,454)         247,876

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

         Total assets of Essex Bancorp, Inc. ("EBI") at June 30, 2000 were $296.5 million as compared to $277.7 million at December 31, 1999, an increase of approximately $18.8 million or 6.8%. The increase in total assets resulted primarily from increases of (i) $22.9 million in loans held for investment and corresponding accrued interest receivable, which was attributable to residential loan purchases of $6.1 million, consumer loan purchases of $2.3 million, net participation purchases of $14.3 million of builder construction loans and net participation purchases of $6.0 million of loans secured by residential lots,
(ii) $535,000 in Federal Home Loan Bank ("FHLB") stock resulting from the impact of the increase in FHLB advances on Essex Savings Bank, F.S.B.'s (the "Bank") minimum FHLB stock requirement, (iii) $513,000 in premises and equipment resulting from capital expenditures for the Bank's new retail banking branch located in Ashland, Virginia and (iv) $859,000 in other assets resulting from receivables from lead banks in construction loan participations. These increases were partially offset by decreases of (i) $4.5 million in cash and cash equivalents resulting from a decrease in liquidity and (ii) $2.0 million in securities held to maturity resulting from the scheduled maturity of a FHLB note.

         Deposits, the primary source of EBI's funds, totaled $220.2 million at June 30, 2000 as compared to $212.2 million at December 31, 1999. An $11.9 million increase in interest-bearing deposits occurred primarily in certificates of deposit at EBI's retail banking branches in Suffolk, Emporia, Richmond and Ashland, Virginia. In addition to its usual competitive interest rates, EBI offered interest rate specials as a means of growing deposits in 2000 in order to fund loan growth. This increase was partially offset by a $3.9 million decline in noninterest-bearing deposits resulting from fluctuations in loan servicing escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at the Bank. Because the growth in total deposits was not sufficient to fund asset growth, EBI utilized FHLB advances, which increased $10.7 million, to partially fund asset growth during the first half of 2000.


Results of Operations
---------------------

First Six Months of 2000 Compared to First Six Months of 1999

         EBI's net income for the six months ended June 30, 2000 totaled $466,000, compared to net income of $136,000 for the six months ended June 30, 1999. EBI's earnings improvement during the first six months of 2000 over the comparable period in 1999 reflected (i) an $897,000 increase in net interest income, resulting from an increase in average interest-earning assets, coupled with an increase in the net yield on interest-earning assets and (ii) a $113,000 increase in loan servicing fees resulting from an increase in Essex Home's mortgage loan servicing portfolio since June 30, 1999. The benefits of these improvements were offset in part by (i) a $240,000 increase in the provision for loan losses based on management's assessment of the allowance for loan losses in relation to growth in the loan portfolio, (ii) a $235,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates since June of 1999 and (iii) a $232,000 increase in the provision for income taxes.

         Despite the increase in earnings, EBI reported a loss per common share of $.23 and $.55 for the three months and six months ended June 30, 2000, respectively, because EBI's net income was not sufficient to cover the unpaid cumulative dividends on EBI's Series B and C preferred stock, which was issued in connection with EBI's 1995 recapitalization.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:

                                                        2000                                1999
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                 (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $250,909     $10,101        8.05%    $201,836      $7,709       7.64%
      Investment securities..........       4,489         147        6.52        4,379         122       5.57
      Mortgage-backed
          securities.................         480          17        7.02        1,074          30       5.60
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,216          36        5.90        1,410          33       4.64
      Other..........................       9,431         281        5.96        8,616         201       4.68
                                        ---------    --------                ---------     -------
         Total interest-earning
           assets (1)................    $266,525      10,582        7.94     $217,315       8,095       7.45
                                          =======                              =======

   Interest-bearing liabilities:
      Deposits.......................    $195,953       5,215        5.35     $177,541       4,599       5.22
      FHLB advances..................      51,673       1,580        6.15       21,964         599       5.50
      Other..........................         171          16       18.67          251          23      18.56
                                       ----------    --------               ----------     -------
         Total interest-bearing
           liabilities...............    $247,797       6,811        5.53     $199,756       5,221       5.27
                                          =======      ------                  =======       -----

   Net interest earnings.............                 $ 3,771                               $2,874
                                                       ======                                =====

   Net interest spread (1)...........                                2.41%                               2.18%
                                                                     ====                                ====

   Net yield on interest-earning
      assets (1).....................                                2.83%                               2.65%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.





                              [intentionally blank]

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                             Increase (Decrease) From the First Six Months
                                                              of 1999 to the First Six Months of 2000 Due to
                                                              ----------------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ------              ----                 ---
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................           $1,957             $435             $2,392
            Investment securities....................                3               22                 25
            Mortgage-backed securities...............              (19)               6                (13)
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (5)               8                  3
            Other interest-earning assets............               21               59                 80
                                                               -------             ----            -------
               Total interest income (2).............            1,957              530              2,487

         Interest expense on:
            Deposits.................................              498              118                616
            FHLB advances............................              902               79                981
            Other interest-bearing liabilities.......               (7)               -                 (7)
                                                               -------            -----            -------
               Total interest expense................            1,393              197              1,590
                                                                 -----              ---              -----

               Net interest income...................          $   564             $333            $   897
                                                                ======              ===             ======

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $2.9 million for the first six months of 1999 to $3.8 million for the first six months of 2000, which reflected the favorable impact of a 24.3% increase in average loans, coupled with a 41 basis point increase in the average yield on loans. The increasing interest rate environment since June of 1999 has resulted in a slowdown in refinancings, which has stabilized prepayments in the loan portfolio, and EBI has been diversifying its loan portfolio by investing in higher-yielding, adjustable-rate products, including construction loans to residential builders and participations in such loans. However, net interest margin compression can occur in the current environment of rising interest rates because of the repricing of deposits at higher interest rates, coupled with the impact of competition for deposits as a funding source for growth.

         Provision for Loan Losses. Changes in the allowance for loan losses for the six months ended June 30 are as follows (in thousands):

                                                         2000          1999
                                                         ----          ----
  Balance at beginning of period...................      $1,697       $1,845
  Provision for loan losses........................         240            -
                                                         ------     --------
                                                          1,937        1,845
  Loans charged-off, net of recoveries.............        (498)        (149)
                                                         ------       ------
  Balance at end of period.........................      $1,439       $1,696
                                                          =====        =====

         Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. This review incorporates charge-off history and loan classification status into a loss migration analysis in order to arrive at an estimate of the required allowance for loan losses. At June 30, 2000, nonperforming assets of $1.2 million was .42% as a percentage of total assets as compared to nonperforming assets at December 31, 1999 of $1.3 million, which was .48% as a percentage of total assets. Despite the decline in the allowance for loan losses, EBI's loan loss coverage, expressed as the ratio of the allowance for loan losses to nonperforming loans, improved from 182.88% as of December 31, 1999 to 185.92% as of June 30, 2000. Further credit quality improvements were evidenced by a decline in loans past due 30-89 days from $1.1 million at December 31, 1999 to $495,000 at June 30, 2000.

         Net charge-offs during the first six months of 2000 included $247,000 for one borrower resulting from a default on floor plan loans made to a used car dealer ("dealer loans"). A $100,000 specific loss allowance had been established for these loans as of December 31, 1999. The charge-off of the remaining balance of the dealer loans and the overall growth of the loan portfolio was the basis for management's determination to add to the allowance for loan losses during the first six months of 2000.

         Noninterest Income. Noninterest income for the first six months of 2000 decreased $83,000 from the first six months of 1999. This decrease was primarily attributable to a $235,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates since June of 1999. This decrease was partially offset by a $113,000 increase in loan servicing fees and a $34,000 increase in other service charges and fees resulting from an 18.7% increase in Essex Home's mortgage loan servicing portfolio since June 30, 1999. EBI intends to pursue opportunities to increase its loan servicing revenues in order to mitigate the impact of the decline in mortgage banking income.

         Noninterest Expense. Noninterest expense for the first six months of 2000 increased $12,000 over the first six months of 1999. This increase was primarily attributable to a $280,000 increase in salaries and employee benefits resulting from an increase in the number of full-time equivalent employees, coupled with a lower deferral of fixed loan origination costs, such as personnel costs for loan processors, underwriters and closers, because of the decline in loan origination volume in 2000. The increase in personnel expenses was partially offset by a $234,000 decrease in deposit insurance premiums resulting from a lower deposit insurance assessment rate in 2000.

         Income Taxes. EBI recognized a $210,000 provision for income taxes during the first six months of 2000, representing 31% of pre-tax income. In 1999 and 1998, EBI had recognized a portion of the income tax benefits arising from net tax operating loss carryforwards expected to be realized for the year 2000.


Second Quarter of 2000 Compared to Second Quarter of 1999

         EBI's net income for the three months ended June 30, 2000 totaled $287,000, compared to net income of $106,000 for the three months ended June 30, 1999. Factors contributing to the second quarter increase in 2000 parallel the factors described in the six-month comparison.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June 30:

                                                       2000                                1999
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------      ----      -------      --------     ----
                                                                 (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $255,278      $5,230        8.20%    $206,746      $3,904       7.55%
      Investment securities..........       3,593          62        6.96        4,429          62       5.66
      Mortgage-backed
          securities.................         480           9        7.32          887          12       5.52
      Federal funds sold and
          securities purchased under
        agreements to resell.........       1,230          19        6.22        1,378          16       4.68
      Other..........................       9,767         154        6.29        8,306          98       4.71
                                        ---------      ------                ---------     -------
         Total interest-earning
           assets (1)................    $270,348       5,474        8.10     $221,746       4,092       7.38
                                          =======                              =======

   Interest-bearing liabilities:
      Deposits.......................    $198,631       2,686        5.44     $180,626       2,337       5.19
      FHLB advances..................      51,224         820        6.43       22,762         309       5.45
      Other..........................         160           7       18.74          242          11      18.45
                                       ----------    --------               ----------     -------
         Total interest-bearing
           liabilities...............    $250,015       3,513        5.65     $203,630       2,657       5.23
                                          =======       -----                  =======       -----

   Net interest earnings.............                  $1,961                               $1,435
                                                        =====                                =====

   Net interest spread (1)...........                                2.45%                               2.15%
                                                                     ====                                ====

   Net yield on interest-earning
      assets (1).....................                                2.90%                               2.59%
                                                                     ====                                ====

(1) Nonaccrual loans are included in the average balance of loans.




                              [intentionally blank]

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                             Increase (Decrease) From the Second Quarter of
                                                               1999 to the Second Quarter of 2000 Due to
                                                               -----------------------------------------
                                                              Volume (1)          Rate (1)             Net
                                                              ------              ----                 ---
                                                                             (in thousands)

         Interest income on:
            Loans (2)................................             $973             $353             $1,326
            Investment securities....................              (13)              13                  -
            Mortgage-backed securities...............               (6)               3                 (3)
            Federal funds sold and
               securities purchased under
               agreements to resell..................               (2)               5                  3
            Other interest-earning assets............               19               37                 56
                                                                  ----             ----            -------
               Total interest income (2)                           971              411              1,382

         Interest expense on:
            Deposits.................................              235              114                349
            FHLB advances............................              446               65                511
            Other interest-bearing liabilities.......               (4)               -                 (4)
                                                                 -----           ------            -------
               Total interest expense................              677              179                856
                                                                   ---              ---              -----

               Net interest income...................             $294             $232             $  526
                                                                   ===              ===              =====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

         Net interest income increased from $1.4 million for the second quarter of 1999 to $2.0 million for the second quarter of 2000, which reflected the favorable impact of a 23.5% increase in average loans, coupled with a 65 basis point increase in the average yield on loans.

         Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):

                                                           2000         1999
                                                           ----         ----
   Balance at beginning of period...................       $1,697      $1,802
   Provision for loan losses........................          140           -
                                                           ------    --------
                                                            1,837       1,802
   Loans charged-off, net of recoveries.............         (398)       (106)
                                                           ------      ------
   Balance at end of period.........................       $1,439      $1,696
                                                            =====       =====

         As previously described, net charge-offs during the second quarter of 2000 included $247,000 for the dealer loans, which coupled with the overall growth of the loan portfolio was the basis for management's determination to continue to add to the allowance for loan losses during the second quarter of 2000.

         Noninterest Income. Noninterest income for the second quarter of 2000 totaled $751,000 as compared to $780,000 for the second quarter of 1999. This decrease was primarily attributable to a $109,000 decrease in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates since the second quarter of 1999, which was partially offset by increases of $41,000 in loan servicing fees, $25,000 in other service charges and fees and $14,000 in other noninterest income resulting primarily from Essex Home's 18.7% increase in its nonaffiliate mortgage loan servicing portfolio since June 30, 1999.

         Noninterest Expense. Noninterest expense for the second quarter of 2000 totaled $2.2 million, a $96,000 or 4.6% increase over $2.1 million for the second quarter of 1999. This increase was primarily attributable to increases of
(i) $145,000 in salaries and employee benefits resulting from higher personnel expenses at Essex Home and the Bank and (ii) $64,000 in foreclosed properties expense resulting from lower provisions in 1999 for losses on foreclosed properties and favorable property valuation adjustments in 1999 based on independent appraisals. These increases were partially offset by lower deposit insurance premiums attributable to a lower deposit insurance assessment rate in 2000.


Liquidity
---------

         The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at June 30, 2000, had a liquidity ratio of 7.15%.


Regulatory Matters
------------------

         Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At June 30, 2000, the Bank was in compliance with the capital requirements established by FIRREA.

         Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of June 30, 2000, the Bank was "well capitalized" for PCA purposes.

         Audit Committee Matters. The Blue Ribbon Committee on Improving the Effectiveness of Corporate Audit Committees (the "Committee") was created in October 1998 in order to make recommendations to the Securities and Exchange Commission ("SEC"), self-regulatory organizations, auditors and corporations on how best to improve board oversight of the financial reporting process of public companies. The Committee issued its recommendations early in 1999, and in December self-regulatory bodies, including the American Stock Exchange ("AMEX"), as well as the SEC and the American Institute of Certified Public Accountants' Auditing Standards Board issued rules implementing the Committee's recommendations. The AMEX rules cover the corporate governance areas addressed by the Committee, namely, audit committee independence, qualifications, composition and charter. The Auditing Standards Board's new standards, while directed to outside auditors, also impact activities of the audit committee, requiring new communications about annual and quarterly financial reporting. The SEC's rules require timely quarterly reviews by auditors as well as disclosures about audit committees in companies' annual proxy statements.

         To date, EBI has undertaken compliance with these rules by (i) increasing the membership of its Audit Committee from two to three independent directors, (ii) adopting a formal written Audit Committee charter and (iii) initiating formal communication between the Audit Committee and EBI's independent accountants of their review of EBI's interim financial statements prior to their filing with the SEC. In addition, during the second quarter of 2000, EBI certified to AMEX its compliance with Section 121 of the AMEX Company Guide.

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

Item 1.  Legal Proceedings -- Not Applicable


Item 2.  Changes in Securities -- Not Applicable


Item 3.  Defaults Upon Senior Securities -- Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders

         On June 16, 2000, an annual meeting of stockholders of EBI was held for the purpose of considering and voting upon the election of two directors for a term of three years. At the meeting, (i) Mr. Harry F. Radcliffe was approved by a vote of 979,982 EBI common shares voting in favor and 45,768 abstaining, and
(ii) Mr. Gene D. Ross was approved by a vote of 980,124 voting in favor and 45,626 abstaining. No other business was conducted at the meeting.


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


                                    Essex Bancorp, Inc.





         August 11, 2000                     By:      /s/ Gene D. Ross
         ---------------                              ----------------
              (Date)                                  Gene D. Ross
                                                      Chairman, President,
                                                      and Chief Executive
                                                      Officer





         August 11, 2000                     By:      /s/ Mary-Jo Rawson
         ---------------                              ------------------
              (Date)                                  Mary-Jo Rawson
                                                      Chief Accounting Officer