Form 10QSB
period 2000-09-30
ESSEX BANCORP INC /NEW
filed 2000-11-13
CIK 847325

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  Form 10-QSB

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                  September 30, 2000
                               ------------------------------------------------

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to
                              ----------  -------------------------------------

Commission file number                     1-10506
                       --------------------------------------------------------

                               Essex Bancorp, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)



                   Delaware                            54-1721085
       --------------------------------           --------------------
       (State or other jurisdiction of)             (I.R.S. Employer
       incorporation or organization               Identification No.)


       Interstate Corporate Center
       Building 9, Suite 200
       Norfolk, Virginia                                 23502
       -----------------                              -----------
       (Address of principal                           (Zip Code)
       executive offices)


Issuer's telephone number, including area code  (757) 893-1300
                                                --------------


          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes  X    No      .
                                                          ------   ------

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,060,642 shares of Common Stock, par value $.01 per share, as of November 10, 2000.

Transitional Small Business Disclosure Format (check one):  Yes      No  X .
                                                               -----   -----

                               Essex Bancorp, Inc.
                     Quarterly Report on Form 10-QSB for the
                        Quarter Ended September 30, 2000

                                Table of Contents
                                -----------------

                                                                         Page
                                                                         ----

 Part I              FINANCIAL INFORMATION

          Item 1.    Financial Statements                                  3

                     Consolidated Balance Sheets (unaudited)
                     as of September 30, 2000 and December 31, 1999        3

                     Consolidated Statements of Operations (unaudited)
                     for the three months and nine months ended
                     September 30, 2000 and 1999                           4

                     Consolidated Statement of Shareholders' Equity (unaudited) for the nine months ended
                     September 30, 2000                                    5

                     Consolidated Statements of Cash
                     Flows (unaudited) for the nine months
                     ended September 30, 2000 and 1999                     6

                     Notes to Consolidated Financial
                     Statements (unaudited)                                7

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                            9

          Item 3.    Quantitative and Qualitative Disclosures About
                     Market Risk                                          15

 Part II             OTHER INFORMATION

          Item 1.    Legal Proceedings                                    16

          Item 2.    Changes in Securities                                16

          Item 3.    Defaults Upon Senior Securities                      16

          Item 4.    Submission of Matters to a Vote
                     of Security Holders                                  16

          Item 5.    Other Information                                    16

          Item 6.    Exhibits and Reports on Form 8-K                     16

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (unaudited)



                                                              September 30,   December 31,
                                                                   2000           1999
                                                               ------------   ------------
ASSETS
  Cash......................................................   $  5,883,666   $  6,902,398
  Interest-bearing deposits.................................      8,914,106      9,820,129
  Federal funds sold and securities purchased under
   agreements to resell.....................................      1,086,064      2,228,596
                                                               ------------   ------------
     Cash and cash equivalents..............................     15,883,836     18,951,123
  Securities available for sale - cost approximates market..         20,227         19,331
  Securities held for investment - market value of
   $1,750,000 in 2000 and $2,713,000 in 1999................      1,761,454      2,750,116
  Mortgage-backed securities held for investment - market
   value of $485,000 in 2000 and $479,000 in 1999...........        479,769        479,861
  Federal Home Loan Bank stock..............................      2,765,000      2,230,000
  Loans, net of allowance for loan losses of $1,474,000
   in 2000 and $1,697,000 in 1999...........................    258,895,277    238,881,926
  Loans held for sale.......................................      1,117,768        916,753
  Mortgage servicing rights.................................      2,068,851      1,985,462
  Foreclosed properties, net................................        283,294        445,577
  Accrued interest receivable...............................      1,975,113      1,544,665
  Advances for taxes, insurance, and other..................        649,736        981,365
  Premises and equipment....................................      3,926,447      3,399,745
  Other assets..............................................      3,111,078      5,152,986
                                                               ------------   ------------
       Total Assets.........................................   $292,937,850   $277,738,910
                                                               ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
     Noninterest-bearing....................................   $ 17,337,383   $ 19,630,014
     Interest-bearing.......................................    213,092,526    192,579,360
                                                               ------------   ------------
       Total deposits.......................................    230,429,909    212,209,374
  Federal Home Loan Bank advances...........................     41,150,000     44,600,000
  Capitalized lease obligations.............................        124,429        191,613
  Other liabilities.........................................      2,467,558      2,742,741
                                                               ------------   ------------
       Total Liabilities....................................    274,171,896    259,743,728

SHAREHOLDERS' EQUITY
  Series B preferred stock, $6.67 stated value:
   Authorized shares - 2,250,000
   Issued and outstanding shares - 2,125,000................     14,173,750     14,173,750
  Series C preferred stock, $6.67 stated value:
   Authorized shares - 125,000
   Issued and outstanding shares - 125,000..................        833,750        833,750
  Common stock, $.01 par value:
   Authorized shares - 20,000,000
   Issued and outstanding shares - 1,060,642................         10,606         10,606
  Additional paid-in capital................................      8,687,761      8,687,770
  Accumulated deficit.......................................     (4,939,913)    (5,710,694)
                                                               ------------   ------------
       Total Shareholders' Equity...........................     18,765,954     17,995,182
                                                               ------------   ------------
       Total Liabilities and Shareholders' Equity...........   $292,937,850   $277,738,910
                                                               ============   ============

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)


                                                       Three Months               Nine Months
                                                   Ended September 30,        Ended September 30,
                                                 ------------------------  --------------------------
                                                    2000         1999          2000          1999
                                                 ----------   ----------   -----------   -----------
INTEREST INCOME
  Loans, including fees........................  $5,448,642   $4,364,120   $15,549,704   $12,073,084
  Federal funds sold and securities purchased
   under agreements to resell..................      17,856       18,298        53,742        51,033
  Investment securities, including
   dividend income.............................      73,558       64,463       219,907       186,431
  Mortgage-backed securities...................       9,133        8,187        25,983        38,279
  Other........................................     193,532      115,940       474,797       317,559
                                                 ----------   ----------   -----------   -----------
       Total Interest Income...................   5,742,721    4,571,008    16,324,133    12,666,386

INTEREST EXPENSE
  Deposits.....................................   2,990,610    2,460,468     8,206,052     7,059,864
  Federal Home Loan Bank advances..............     789,088      447,271     2,368,883     1,046,078
  Other........................................       6,385       10,261        22,217        33,336
                                                 ----------   ----------   -----------   -----------
       Total Interest Expense..................   3,786,083    2,918,000    10,597,152     8,139,278
                                                 ----------   ----------   -----------   -----------

       Net Interest Income.....................   1,956,638    1,653,008     5,726,981     4,527,108
PROVISION FOR LOAN LOSSES......................     150,000            -       390,000             -
                                                 ----------   ----------   -----------   -----------

       Net Interest Income After
       Provision for Loan Losses...............   1,806,638    1,653,008     5,336,981     4,527,108

NONINTEREST INCOME
  Loan servicing fees..........................     450,504      408,955     1,322,375     1,167,571
  Mortgage banking income, including
   gain on sale of loans.......................      67,910      104,701       142,177       413,729
  Other service charges and fees...............     179,557      145,853       519,090       451,443
  Other........................................      97,831       97,074       292,578       287,211
                                                 ----------   ----------   -----------   -----------

       Total Noninterest Income................     795,802      756,583     2,276,220     2,319,954

NONINTEREST EXPENSE
  Salaries and employee benefits...............   1,154,318    1,036,888     3,428,048     3,030,120
  Net occupancy and equipment..................     259,277      233,705       723,206       677,937
  Deposit insurance premiums...................      26,071      149,513        78,276       435,740
  Amortization of intangible assets............     137,337      138,995       430,735       418,941
  Service bureau...............................     155,895      153,863       463,762       445,517
  Professional fees............................      73,613       61,066       191,363       199,640
  Foreclosed properties, net...................      38,126       (3,619)       93,087           813
  Other........................................     383,052      364,044     1,154,080     1,248,879
                                                 ----------   ----------   -----------   -----------

       Total Noninterest Expense...............   2,227,689    2,134,455     6,562,557     6,457,587
                                                 ----------   ----------   -----------   -----------

       Income Before Income Taxes..............     374,751      275,136     1,050,644       389,475

PROVISION FOR (BENEFIT FROM)
  INCOME TAXES.................................      70,084     (332,621)      279,863      (354,415)
                                                 ----------   ----------   -----------   -----------

       Net Income..............................  $  304,667   $  607,757   $   770,781   $   743,890
                                                 ==========   ==========   ===========   ===========

 Income (loss) available to common
   shareholders (Note 2).......................  $ (231,297)  $  116,913   $  (812,125)  $  (703,658)
                                                 ==========   ==========   ===========   ===========

  Income (loss) per common share (Note 2):
   Basic.......................................       $(.22)        $.11         $(.77)        $(.66)
                                                 ==========   ==========   ===========   ===========
   Diluted.....................................       $(.22)        $.02         $(.77)        $(.66)
                                                 ==========   ==========   ===========   ===========


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                  For the nine months ended September 30, 2000




                                               Series B         Series C
                               Common         Preferred         Preferred        Additional
                             Stock, $.01     Stock, $6.67      Stock, $6.67        Paid-in        Accumulated
                              Par Value      Stated Value      Stated Value        Capital           Deficit           Total
                             -----------     ------------      ------------      -----------      ------------   -----------------

Balance at January 1, 2000.      $10,606     $14,173,750          $833,750       $8,687,770       $(5,710,694)        $17,995,182

Fractional share pay-outs
 under
 the Employee Stock
  Purchase
 Plan......................            -               -                 -               (9)                -                  (9)

Net income.................            -               -                 -                -           770,781             770,781
                             -----------     ------------      ------------      ----------       -----------    -----------------

Balance at September 30,
 2000......................      $10,606     $14,173,750          $833,750       $8,687,761       $(4,939,913)        $18,765,954
                             ===========     ============      ============      ==========       ===========    =================


                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                  Nine Months Ended September 30,
                                                                 ---------------------------------

                                                                      2000              1999
                                                                 -------------     ---------------
OPERATING ACTIVITIES
 Net income..................................................    $     770,781     $    743,890
 Adjustments to reconcile net income to cash
  provided by operating activities:
  Provisions for:
   Losses on loans, foreclosed properties and other..........          491,319           26,121
   Depreciation and amortization of premises and equipment...          279,316          259,287
  Amortization (accretion) of:
   Premiums and discounts on loans and securities............          (42,501)         200,214
   Mortgage servicing rights.................................          395,104          372,395
   Excess of costs over equity in net assets acquired........           35,631           46,545
  Mortgage banking activities:
   Net (increase) decrease in loans originated for resale....          (71,163)       2,932,231
   Realized gains from sale of loans.........................         (129,852)        (363,430)
  Realized loss (gains) from sales of foreclosed properties..            8,466          (63,129)
  Changes in operating assets and liabilities:
   Accrued interest receivable...............................         (430,448)        (294,192)
   Advances for taxes, insurance and other...................          286,629         (924,509)
   Other assets..............................................        2,006,277         (776,396)
   Other liabilities.........................................         (302,089)         (50,373)
                                                                 -------------     ------------

 Net cash provided by operating activities...................        3,297,470        2,108,654

INVESTING ACTIVITIES
 Purchase of Federal Home Loan Bank stock....................         (535,000)        (188,700)
 Purchase of securities held to maturity.....................       (1,011,875)               -
 Proceeds from maturity of securities held to maturity.......        2,000,000                -
 Purchase of securities available for sale...................             (896)            (671)
 Principal remittances on mortgage-backed securities.........                -          974,119
 Purchases of loans and participations.......................      (29,559,510)     (31,117,238)
 Net decrease (increase) in net loans........................        9,153,434       (2,178,138)
 Proceeds from sales of foreclosed properties................          299,049          321,207
 Increase in foreclosed properties...........................         (155,696)         (24,164)
 Purchase of mortgage servicing rights.......................         (478,493)      (1,675,901)
 Purchases of premises and equipment.........................         (776,097)        (330,685)
                                                                 -------------     ------------

 Net cash used in investing activities.......................      (21,065,084)     (34,220,171)

FINANCING ACTIVITIES
 Net (decrease) increase in NOW, money market
  and savings deposits.......................................       (7,397,601)       8,074,635
 Net increase in certificates of deposit.....................       25,618,136        9,937,033
 Proceeds from Federal Home Loan Bank advances...............      112,000,000       41,000,000
 Repayment of Federal Home Loan Bank advances................     (115,450,000)     (31,158,333)
 Payments on capital lease obligations.......................          (67,184)         (56,066)
 Other.......................................................           (3,024)              (2)
                                                                 -------------     ------------

 Net cash provided by financing activities...................       14,700,327       27,797,267
                                                                 -------------     ------------

 Decrease in cash and cash equivalents.......................       (3,067,287)      (4,314,250)
 Cash and cash equivalents at beginning of period............       18,951,123       17,944,680
                                                                 -------------     ------------

 Cash and cash equivalents at end of period..................    $  15,883,836     $ 13,630,430
                                                                 =============     ============

NONCASH INVESTING AND FINANCING ACTIVITIES
 Transfer from loans to foreclosed properties................    $      45,855     $    308,290

SUPPLEMENTAL CASH FLOW INFORMATION
 Cash paid during the period for:
  Interest...................................................    $  10,516,107     $  8,046,213
  Income taxes...............................................                -            3,000

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                               September 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with generally accepted accounting principles for condensed interim financial statements and, therefore, do not include all information required by generally accepted accounting principles for complete financial statements. The notes included herein should be read in conjunction with the notes to EBI's financial statements for the year ended December 31, 1999 included in the EBI 1999 Annual Report. Results for the nine months ended September 30, 2000 are not necessarily indicative of anticipated results for the year ended December 31, 2000.

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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations are as follows:



                                         Three Months Ended         Nine Months Ended
                                           September 30,              September 30,
                                      ------------------------  --------------------------
                                          2000         1999          2000          1999
                                      ----------   ----------   -----------   -----------
  Net income                          $  304,667   $  607,757   $   770,781   $   743,890
  Accumulated undeclared preferred
   stock dividends                      (535,964)    (490,844)   (1,582,906)   (1,447,548)
                                      ----------   ----------   -----------   -----------
  Net income (loss) available to
   common shareholders                $ (231,297)  $  116,913   $  (812,125)  $  (703,658)
                                      ==========   ==========   ===========   ===========

  Weighted average common
   shares outstanding:
   Basic                               1,060,642    1,060,642     1,060,642     1,060,642
   Diluted                             1,060,642    5,093,858     1,060,642     1,060,642

EBI's potential common shares are antidilutive with respect to loss available to common shareholders for the three months ended September 30, 2000 and for the nine months ended September 30, 2000 and 1999; therefore, basic and diluted EPS are the same. EBI's potential common shares are dilutive for the three months ended September 30, 1999 and diluted income per share is computed under the treasury stock method.

NOTE 3 - SEGMENT INFORMATION

The following segment information for EBI for the three months and nine months ended September 30, 2000 and 1999 is presented on the same basis and for the same segments as those presented in the EBI 1999 Annual Report.



                                    Retail              Mortgage
                                  Community   Mortgage    Loan      Corporate/
                                   Banking    Banking   Servicing  Eliminations    Total
                                  ----------  --------  ---------  -------------  --------
                                                       (in thousands)
As of and for the three months
 ended September 30, 2000:
 Customer revenues                 $    430    $ 1,620     $  702       $     -   $  2,752
 Affiliate revenues                       4         56        124          (184)         -
 Depreciation and
   amortization                          43         14         24            22        103
 Pre-tax income (loss)                 (281)     1,236        102          (682)       375
 Total assets                       231,215     58,694      7,904        (4,875)   292,938

As of and for the three months
 ended September 30, 1999:
 Customer revenues                 $    908    $   921     $  574       $     7   $  2,410
 Affiliate revenues                       -         80        118          (198)         -
 Depreciation and
   amortization                          28         14         20            26         88
 Pre-tax income (loss)                  124        548        137          (534)       275
 Total assets                       217,538     37,130      7,198        (2,336)   259,530

As of and for the nine months
 ended September 30, 2000:
 Customer revenues                 $  1,528    $ 4,462     $2,013       $     -   $  8,003
 Affiliate revenues                      11        221        365          (597)         -
 Depreciation and
   amortization                         106         42         70            61        279
 Pre-tax income (loss)                 (673)     3,400        303        (1,979)     1,051
 Total assets                       231,215     58,694      7,904        (4,875)   292,938

As of and for the nine months
 ended September 30, 1999:
 Customer revenues                 $  2,710    $ 2,413     $1,673       $    51   $  6,847
 Affiliate revenues                       -        319        355          (674)         -
 Depreciation and
   amortization                          81         42         59            77        259
 Pre-tax income (loss)                  312      1,373        288        (1,584)       389
 Total assets                       217,538     37,130      7,198        (2,336)   259,530

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

     Total assets of Essex Bancorp, Inc. ("EBI") at September 30, 2000 were $292.9 million as compared to $277.7 million at December 31, 1999, an increase of approximately $15.2 million or 5.5%. The increase in total assets resulted primarily from increases of (i) $20.4 million in the aggregate for loans held for investment and corresponding accrued interest receivable, which was attributable to residential loan purchases of $10.1 million, consumer loan purchases of $2.3 million, net participation purchases of $11.2 million of builder construction loans and net participation purchases of $5.9 million of loans secured by residential lots, (ii) $535,000 in Federal Home Loan Bank ("FHLB") stock resulting from the impact of the increase in FHLB advances on Essex Savings Bank, F.S.B.'s (the "Bank") minimum FHLB stock requirement and
(iii) $527,000 in premises and equipment resulting from capital expenditures for the Bank's new retail banking branch located in Ashland, Virginia. These increases were partially offset by decreases of (i) $3.1 million in cash and cash equivalents resulting from a decrease in liquidity, (ii) $989,000 in securities held to maturity resulting from the scheduled maturity of a FHLB note and (iii) $2.0 million in other assets resulting from the realization of cash value upon the surrender of certain life insurance policies.

     Deposits, the primary source of EBI's funds, totaled $230.4 million at September 30, 2000 as compared to $212.2 million at December 31, 1999. A $20.5 million increase in interest-bearing deposits occurred primarily in certificates of deposit at EBI's retail banking branches in Suffolk, Emporia, Richmond and Ashland, Virginia. In addition to its usual competitive interest rates, EBI offered interest rate specials as a means of growing deposits in 2000 in order to fund loan growth. This increase was partially offset by a $2.3 million decline in noninterest-bearing deposits resulting from fluctuations in loan servicing escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at the Bank. Because the growth in total deposits exceeded the amount of asset growth, EBI reduced higher-costing FHLB advances by $3.5 million.


Results of Operations
---------------------

First Nine Months of 2000 Compared to First Nine Months of 1999

     EBI's net income for the nine months ended September 30, 2000 totaled $771,000, compared to net income of $744,000 for the nine months ended September 30, 1999. EBI's 1999 net income included a $500,000 tax benefit resulting from the expected utilization of tax loss carryforwards. Excluding this benefit, EBI's net income for the first nine months of 2000 increased $527,000 over the comparable period in 1999. EBI's earnings improvement during the first nine months of 2000 over the comparable period in 1999 reflected (i) a $1.2 million increase in net interest income, resulting from an increase in average interest-earning assets, coupled with an increase in the net yield on interest-earning assets and (ii) a $155,000 increase in loan servicing fees resulting from an increase in Essex Home's mortgage loan servicing portfolio since the beginning of 1999. The benefits of these improvements were offset in part by (i) a $390,000 increase in the provision for loan losses based on management's assessment of the allowance for loan losses in relation to growth in the loan portfolio, (ii) a $272,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates, which began in July 1999 and (iii) a $134,000 increase in the provision for income taxes (exclusive of the $500,000 tax benefit previously discussed).

     Despite the increase in earnings, EBI reported a loss per common share of $.77 for the nine months ended September 30, 2000 because EBI's net income was not sufficient to cover the unpaid and undeclared cumulative dividends on EBI's Series B and C preferred stock, which was issued in connection with EBI's 1995 recapitalization.

     Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the nine months ended September 30:




                                             2000                         1999
                                   --------------------------   --------------------------
                                   Average             Yield/   Average             Yield/
                                   Balance   Interest  Rate     Balance   Interest  Rate
                                   --------  --------  ------   --------  --------  ------
                                                      (dollars in thousands)
Interest-earning assets:
 Loans (1).......................  $254,275   $15,550    8.15%  $209,671   $12,073    7.68%
 Investment securities...........     4,362       220    6.72      4,434       186    5.61
 Mortgage-backed
   securities....................       480        26    7.22        903        38    5.65
 Federal funds sold and
   securities purchased under
  agreements to resell...........     1,175        54    6.10      1,414        51    4.81
 Other...........................    10,191       474    6.21      8,727       318    4.85
                                   --------   -------           --------   -------
    Total interest-earning
     assets (1)..................  $270,483    16,324    8.05   $225,149    12,666    7.50
                                   ========                     ========

Interest-bearing liabilities:
 Deposits........................  $200,511     8,206    5.47   $181,056     7,060    5.21
 FHLB advances...................    49,976     2,369    6.33     25,577     1,046    5.47
 Other...........................       159        22   18.65        240        33   18.56
                                   --------   -------           --------   -------
    Total interest-bearing
     liabilities.................  $250,646    10,597    5.65   $206,873     8,139    5.26
                                   ========   -------           ========   -------

Net interest earnings............             $ 5,727                      $ 4,527
                                              =======                      =======

Net interest spread (1)..........                        2.40%                        2.24%
                                                        =====                        =====

Net yield on interest-earning
 assets (1)......................                        2.82%                        2.68%
                                                        =====                        =====

Average interest-earning assets
 to average interest-bearing
 liabilities.....................                      107.91%                      108.83%
                                                      =======                      =======


(1)  Nonaccrual loans are included in the average balance of loans.





                              [intentionally blank]

     The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.



                                                  Increase (Decrease) From the First Nine Months
                                                  of 1999 to the First Nine Months of 2000 Due to
                                                  -----------------------------------------------
                                                       Volume (1)     Rate (1)       Net
                                                       ---------   -------------   ------
                                                                   (in thousands)

Interest income on:
 Loans (2)............................................    $2,692         $785     $3,477
 Investment securities...............................         (3)          37         34
 Mortgage-backed securities..........................        (21)           9        (12)
 Federal funds sold and
  securities purchased under
  agreements to resell...............................         (9)          12          3
 Other interest-earning assets.......................         58           98        156
                                                          ------         ----     ------
  Total interest income (2)..........................      2,717          941      3,658

Interest expense on:
 Deposits............................................        789          357      1,146
 FHLB advances.......................................      1,135          188      1,323
 Other interest-bearing liabilities..................        (11)           -        (11)
                                                          ------         ----     ------
  Total interest expense.............................      1,913          545      2,458
                                                          ------         ----     ------

  Net interest income................................     $  804         $396     $1,200
                                                          ======         ====     ======


     (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
     (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

     Net interest income increased from $4.5 million for the first nine months of 1999 to $5.7 million for the first nine months of 2000, which reflected the favorable impact of a 21.3% increase in average loans, coupled with a 47 basis point increase in the average yield on loans. The increasing interest rate environment beginning in July 1999 has resulted in a slowdown in refinancings, which has stabilized prepayments in the loan portfolio, and EBI has been diversifying its loan portfolio by investing in higher-yielding, adjustable-rate products, including construction loans to residential builders and participations in such loans. However, net interest margin compression can occur in the current higher interest rate environment because of the repricing of deposits at higher interest rates, coupled with the impact of competition for deposits as a funding source for growth.

     Provision for Loan Losses.    Changes in the allowance for loan losses for
the nine months ended September 30 are as follows (in thousands):


                                               2000     1999
                                             ------   ------
     Balance at beginning of period........  $1,697   $1,845
     Provision for loan losses.............     390        -
                                             ------   ------
                                              2,087    1,845
     Loans charged-off, net of recoveries..    (613)    (226)
                                             ------   ------
     Balance at end of period..............  $1,474   $1,619
                                             ======   ======

     Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. This review incorporates charge-off history and loan classification status into a loss migration analysis in order to arrive at an estimate of the required allowance for loan losses. At September 30, 2000, nonperforming assets of $751,000 was
 .26% as a percentage of total assets as compared to nonperforming assets at December 31, 1999 of $1.3 million, which was .48% as a percentage of total assets. Despite the decline in the allowance for loan losses, EBI's loan loss coverage, expressed as the ratio of the allowance for loan losses to nonperforming loans, improved from 182.88% as of December 31, 1999 to 288.45% as of September 30, 2000. Further credit quality improvements were evidenced by a decline in loans past due 30-89 days from $1.1 million at December 31, 1999 to $423,000 at September 30, 2000.

     Net charge-offs during the first nine months of 2000 included $247,000 for one borrower resulting from a default on floor plan loans made to a used car dealer ("dealer loans"). A $100,000 specific loss allowance had been established for these loans as of December 31, 1999. The charge-off of the remaining balance of the dealer loans and the overall growth of the loan portfolio was the basis for management's decision to add to the allowance for loan losses during the first nine months of 2000.

     Noninterest Income. Noninterest income for the first nine months of 2000 decreased $44,000 from the first nine months of 1999. This decrease was primarily attributable to a $272,000 decline in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates beginning in July 1999. This decrease was partially offset by a $155,000 increase in loan servicing fees and a $68,000 increase in other service charges and fees resulting from a 16.5% increase in Essex Home's average mortgage loan servicing portfolio for the comparable nine-month periods. EBI intends to pursue opportunities to increase its loan servicing revenues in order to mitigate the impact of the decline in mortgage banking income.

     Noninterest Expense. Noninterest expense for the first nine months of 2000 increased $105,000 over the first nine months of 1999. This increase was primarily attributable to (i) a $398,000 increase in salaries and employee benefits resulting from an increase in the number of full-time equivalent employees, coupled with a lower deferral of fixed loan origination costs, such as personnel costs for loan processors, underwriters and closers, because of the decline in loan origination volume in 2000 and (ii) a $92,000 increase in foreclosed properties expense resulting from net gains on disposals in 1999 that did not recur in 2000. These increases were partially offset by a $357,000 decrease in deposit insurance premiums resulting from a lower deposit insurance assessment rate in 2000.

     Income Taxes. EBI recognized a $280,000 provision for income taxes during the first nine months of 2000, which represented 26.6% of pre-tax income and included a $90,000 tax benefit resulting from the recognition of a portion of EBI's net operating tax loss ("NOL") carryforwards for 2001. In 1999 and 1998, EBI had recognized a portion of the income tax benefits arising from NOL carryforwards expected to be realized for the year 2000.


Third Quarter of 2000 Compared to Third Quarter of 1999

     EBI's net income for the three months ended September 30, 2000 totaled $305,000, compared to net income of $608,000 for the three months ended September 30, 1999. EBI's 1999 net income included a $500,000 tax benefit resulting from the expected utilization of tax loss carryforwards. Excluding this benefit, EBI's net income for the third quarter of 2000 increased $197,000 over the comparable period in 1999. Factors contributing to the third quarter increase in 2000 parallel the factors described in the nine-month comparison.

     Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended September 30:




                                                2000                         1999
                                   --------------------------   --------------------------
                                   Average             Yield/   Average             Yield/
                                   Balance   Interest  Rate     Balance   Interest  Rate
                                   --------  --------  ------   --------  --------  ------
                                                    (dollars in thousands)
Interest-earning assets:
 Loans (1).......................  $260,933    $5,449    8.35%  $225,083    $4,364    7.76%
 Investment securities...........     4,111        74    7.16      4,543        65    5.38
 Mortgage-backed
   securities....................       480         9    7.61        573         8    5.72
 Federal funds sold and
   securities purchased under
  agreements to resell...........     1,092        18    6.54      1,439        18    5.09
 Other...........................    11,695       193    6.62      9,043       116    5.13
                                   --------    ------           --------    ------
    Total interest-earning
     assets (1)..................  $278,311     5,743    8.26   $240,681     4,571    7.60
                                   ========                     ========

Interest-bearing liabilities:
 Deposits........................  $209,529     2,991    5.68   $190,037     2,461    5.14
 FHLB advances...................    46,619       789    6.73     33,044       447    5.37
 Other...........................       136         6   18.61        222        10   18.36
                                   --------    ------           --------    ------
    Total interest-bearing
     liabilities.................  $256,284     3,786    5.88   $223,303     2,918    5.24
                                   ========    ------           ========    ------

Net interest earnings............              $1,957                       $1,653
                                               ======                       ======

Net interest spread (1)..........                        2.38%                        2.36%
                                                        =====                        =====

Net yield on interest-earning
 assets (1)......................                        2.81%                        2.75%
                                                        =====                        =====

Average interest-earning assets
 to average interest-bearing
 liabilities.....................                      108.60%                      107.78%
                                                       ======                       ======


(1)  Nonaccrual loans are included in the average balance of loans.




                             [intentionally blank]

     The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                             Increase (Decrease) From the Third Quarter of
                                                1999 to the Third Quarter of 2000 Due to
                                             ----------------------------------------------
                                                Volume (1)     Rate (1)         Net
                                                ---------     ----------       -----
                                                            (in thousands)
Interest income on:
 Loans (2)....................................       $731          $354       $1,085
 Investment securities........................         (7)           16            9
 Mortgage-backed securities...................         (1)            2            1
 Federal funds sold and
  securities purchased under
  agreements to resell........................         (5)            5            -
 Other interest-earning assets................         39            38           77
                                                     ----          ----       ------
  Total interest income (2)                           757           415        1,172

Interest expense on:
 Deposits.....................................        261           269          530
 FHLB advances................................        211           131          342
 Other interest-bearing liabilities...........         (4)            -           (4)
                                                     ----          ----       ------
  Total interest expense......................        468           400          868
                                                     ----          ----       ------

  Net interest income.........................       $289          $ 15       $  304
                                                     ====          ====       ======


     (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
     (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

     Net interest income increased from $1.7 million for the third quarter of 1999 to $2.0 million for the third quarter of 2000 reflecting the favorable impact of a 15.9% increase in average loans, coupled with a 59 basis point increase in the average yield on loans, which was partially offset by a 14.8% increase in interest-bearing liabilities.

     Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended September 30 are as follows (in thousands):


                                               2000         1999
                                             ------         -----
     Balance at beginning of period........  $1,439        $1,696
     Provision for loan losses.............     150             -
                                             ------        ------
                                              1,589         1,696
     Loans charged-off, net of recoveries..    (115)          (77)
                                             ------        ------
     Balance at end of period..............  $1,474        $1,619
                                             ======        ======

     As previously described, the overall growth of the loan portfolio was the basis for management's decision to continue to add to the allowance for loan losses during the third quarter of 2000.

     Noninterest Income. Noninterest income for the third quarter of 2000 totaled $796,000 as compared to $757,000 for the third quarter of 1999. This increase was attributable to increases of $42,000 in loan servicing fees and $34,000 in other service charges and fees resulting primarily from Essex Home's 9.9% increase in its average nonaffiliate mortgage loan servicing portfolio for the comparable quarters. These increases were partially offset by a $37,000 decrease in mortgage banking income resulting from a slowdown in loan originations in conjunction with rising interest rates beginning in July 1999.

     Noninterest Expense. Noninterest expense for the third quarter of 2000 totaled $2.2 million, a $93,000 or 4.4% increase over $2.1 million for the third quarter of 1999. This increase was primarily attributable to increases of (i) $117,000 in salaries and employee benefits resulting from higher personnel expenses at Essex Home and the Bank and (ii) $42,000 in foreclosed properties expense resulting from net gains on dispositions in 1999 that did not recur in 2000. These increases were partially offset by lower deposit insurance premiums attributable to a lower deposit insurance assessment rate in 2000.

     Provision for Income Taxes. The provision for income taxes for the three months ended September 30, 2000 and 1999 included tax benefits of $90,000 and $500,000, respectively, resulting from the recognition of a portion of EBI's NOL carryforwards.


Liquidity
---------

     The Office of Thrift Supervision ("OTS") has established minimum liquidity requirements for savings associations. These regulations provide, in part, that members of the FHLB system maintain daily average balances of liquid assets equal to a certain percentage of net withdrawable deposits plus current borrowings. Current regulations require a liquidity level of at least 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at September 30, 2000, had a liquidity ratio of 7.49%.


Regulatory Matters
------------------

     Regulatory Capital. The Bank is required pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and OTS regulations promulgated thereunder to satisfy three separate requirements of specified capital as a percent of the appropriate asset base. At September 30, 2000, the Bank was in compliance with the capital requirements established by FIRREA.

     Section 38 of the Federal Deposit Insurance Act, as added by the FDIC Improvement Act ("FDICIA"), requires each appropriate agency and the Federal Deposit Insurance Corporation to, among other things, take prompt corrective action ("PCA") to resolve the problems of insured depository institutions that fall below certain capital ratios. Federal regulations under FDICIA classify savings institutions based on four separate requirements of specified capital as a percent of the appropriate asset base. As of September 30, 2000, the Bank was "well capitalized" for PCA purposes.


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


Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable


Item 5.  Other Information -- Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

     (a)  Exhibits -- The following exhibits are filed as part of this Part II:

          Exhibit No.       Description
          -----------       -----------

              27            Financial Data Schedule


     (b)  Not Applicable

                               SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 Essex Bancorp, Inc.



 November 10, 2000                                By:  /s/ Gene D. Ross
 -----------------                                ---------------------
     (Date)                                       Gene D. Ross
                                                  Chairman, President,
                                                  and Chief Executive
                                                  Officer


November 10, 2000                                 By:  /s/ Mary-Jo Dawson
-----------------                                 -----------------------
     (Date)                                       Mary-Jo Rawson
                                                  Chief Accounting Officer