Form 10KSB40
period 2000-12-31
ESSEX BANCORP INC /NEW
filed 2001-03-30
CIK 847325

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

For the fiscal year ended December 31, 2000
                          -----------------

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                               ----------------------------------------------

Commission file number        1-10506
                       ------------------------------------------------------

                              Essex Bancorp, Inc.
                              -------------------
                (Name of small business issuer in its charter)

              Delaware                                     54-1721085
              --------                                     ----------
    (State or other jurisdiction of)                     (I.R.S. Employer
     incorporation or organization)                     Identification No.)

      Interstate Corporate Center
         Building 9, Suite 200
          Norfolk, Virginia                                     23502
          -----------------                                     -----
        (Address of principal                                 (Zip Code)
          executive offices)

Issuer's telephone number, including area code:  (757) 893-1300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share           American Stock Exchange
--------------------------------------           -----------------------
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
Yes  X    No
    ---      ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $24,782,606.

As of March 23, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,347,034. The aggregate market value is computed with reference to the average bid and asked prices. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of March 23, 2001, 1,060,642 shares of common stock ($.01 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II hereof.
Portions of the Proxy Statement for the Annual Meeting to be held on June 21, 2001 are incorporated by reference into Part III hereof.

Transitional Small Business Disclosure Format (check one):  Yes      No  X
                                                                ---     ---

                              Essex Bancorp, Inc.
                      Annual Report on Form 10-KSB for the
                          Year Ended December 31, 2000

                               Table of Contents
                               -----------------


                                                                 Page
                                                                 ----
Part I
------

Item 1      Description of Business............................     3
Item 2      Description of Properties..........................    36
Item 3      Legal Proceedings..................................    37
Item 4      Submission of Matters to a Vote of Security Holders    37


Part II
-------

Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters......................    37
Item 6      Management's Discussion and Analysis of
              Financial Condition and Results of Operations....    38
Item 7      Financial Statements...............................    38
Item 8      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...........    38


Part III
--------

Item 9      Directors and Executive Officers; Compliance
              With Section 16(a) of the Exchange Act...........    38
Item 10     Executive Compensation.............................    39
Item 11     Security Ownership of Certain Beneficial
              Owners and Management............................    40
Item 12     Certain Relationships and Related Transactions.....    40
Item 13     Exhibits and Reports on Form 8-K...................    41

                                     PART I
                                     ------

Item 1.   Description of Business
          -----------------------

Organization and Background

    The following organizational chart depicts Essex Bancorp, Inc. and its subsidiaries as of December 31, 2000. It is intended to facilitate the readers' understanding of the companies discussed in this report. Following the chart is a glossary of terms, which are used throughout this report.


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
                                                  |------------------|



                Each company is owned 100% by its parent entity.

Defined Term            Formal Name
------------            -----------

Company                 Essex Bancorp, Inc.
EAC                     Essex Acquisition Corporation
Bank                    Essex Savings Bank, F.S.B.
Essex First             Essex First Mortgage, a division of the Bank
First Title             First Title Insurance Agency LLC
Essex Home              Essex Home Mortgage Servicing Corporation
EHADC                   E H Asset Disposition Corporation


    The Company is a Delaware corporation that was formed in 1994 to be a single thrift holding company for the Bank, a federally-chartered savings bank which operates (i) five retail banking branches located in North Carolina and Virginia and (ii) Essex First, a division that engages in the origination and sale of residential mortgage loans, the origination of residential construction loans to individuals and builders and the participation in residential construction, acquisition and development, and lot loans. The Company's other principal operating subsidiary is Essex Home, a wholly-owned subsidiary of the Bank that is engaged primarily in the servicing of mortgage loans owned by the Bank, governmental agencies and third party investors. At December 31, 2000, the Company had total assets of $307.7 million, total liabilities of $285.8 million, including total deposits of $242.6 million, and total shareholders' equity of $21.9 million.

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

    On May 29, 1998, the Company's shareholders approved an amendment of the Company's Certificate of Incorporation whereby the Company's total authorized capitalization increased to 30 million shares, consisting of 20 million shares of common stock and 10 million shares of preferred stock.

    On February 1, 2001, the Company announced that its Board of Directors unanimously decided to pursue a going-private transaction, which would be subject to the recommendation and approval of a Special Committee. If such a transaction goes forward, it will also be subject to shareholder approval. In a going-private transaction, the Company would merge with a newly-formed subsidiary and the Company's common shareholders would receive a cash payment for their shares that would represent a premium over the current and recent market prices for the shares. The subsidiary, EAC, was incorporated in March 2001. The Board of Directors believes that such a going-private transaction may be the best way to provide liquidity and a return to the Company's common shareholders. Although there can be no assurances that the going-private transaction will take place, the Board of Directors currently anticipates that it may submit a proposal to the Company's shareholders for their approval at the Company's annual meeting to be held on June 21, 2001. If the going-private transaction is approved, EAC will become the surviving holding company.

Business Strategy of the Company and the Bank

    General. As of December 31, 2000, the Company is well-capitalized and profitable on a core basis, experiencing relatively strong growth in retail deposits and postured to be competitive within the geographic markets served and the market niches pursued. The Company's business strategy is to raise the core earnings level through (i) continued asset growth, (ii) higher net interest income through continued emphasis in a broader range of loan and deposit products and (iii) enhanced noninterest revenues through increased cross-selling and continued growth in mortgage lending and servicing activities. The Company's future business strategy is highly dependent on its ability to increase capital through profitability and attracting new capital. Therefore, management views the going-private transaction as an important means of enhancing the Company's flexibility to engage in strategic transactions.

    Enhancement of Bank Franchise. The Bank continues its efforts to position itself as a service-oriented community-based institution to compete against the large regional/national banking companies whose orientation is towards larger accounts, centralized operations and higher service fees. To that end, the Bank has introduced a wider range of consumer and mortgage loan products to attract new business, maximize the potential of its existing customer base and enhance yields. The Company envisions further improving its franchise through emphasizing growth at existing branches through increased cross-selling, increasing market penetration in Tidewater and Richmond, Virginia and Northeastern North Carolina, opening complementary branches, such as a new branch site in Ashland, Virginia which opened in May 2000, and enhancing deposit customers' access to account information through the Bank's telephone information access system.

    Diversification of Loan Products. The Company continues to emphasize the origination and purchase of residential construction and consumer loans because of the shorter-term nature of such loans and their higher yields available when compared to permanent residential mortgage lending. However, construction and consumer lending is generally considered to involve a higher level of risk as compared to single-family residential lending. Notwithstanding the higher risk aspect, the portfolio of residential construction loans has grown steadily since the product's introduction in 1992 with negligible losses on two foreclosed properties in 1999 and one foreclosed property in 1998 constituting the only losses in this portfolio. At this time, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risk and yields. For additional information, see "- Lending Activities - Construction and Development Loans" and "- Consumer Loans."

    Maintenance of Asset Quality. The Bank has a multi-faceted program designed to control and continually monitor the credit risks inherent in the loan portfolio. This program consists of, among other things, a structured loan approval process including a loan committee, the periodic assessment of loan classifications, an annual review of all commercial real estate and builder relationships and the periodic evaluation of the adequacy of the general loan loss allowance. By employing these processes and adhering to predetermined underwriting procedures, management has been successful in reducing previously unacceptable levels of delinquencies and nonperforming assets. As a result, the
 .24% ratio of nonperforming assets to total assets at December 31, 2000 surpasses the previous record of credit quality levels for the Company.

    Expansion of Subservicing Activities. In its efforts to generate fee income, the Bank continues to pursue profitable residential mortgage loan servicing and subservicing. Essex Home is an operating subsidiary of the Bank and is licensed by the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation ("Freddie Mac") and the Government National Mortgage Association ("Ginnie Mae"). Essex Home also services and subservices loans for approximately five private investors and 72 subservicing clients.

    Through various networking and referral opportunities, as well as advertising and marketing efforts, Essex Home has attracted other financial institutions and mortgage banking firms interested in outsourcing their loan servicing function. By subservicing loans for others, the Bank will be able to utilize more fully its available resources in a cost efficient and profitable manner. At December 31, 2000, Essex Home's nonaffiliated servicing/subservicing portfolio was 17,800 loans totaling $1.7 billion.

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


DISTRIBUTION OF ASSETS, LIABILITIES AND STOCKHOLDERS' EQUITY

    The following table presents for the periods indicated the total dollar amount of interest from average interest-earning assets and the resultant yield, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin.


                           [intentionally blank]



                                                     2000                        1999                          1998
                                          --------------------------   --------------------------   --------------------------
                                          Average             Yield/   Average             Yield/   Average             Yield/
                                          Balance   Interest  Rate     Balance   Interest  Rate     Balance   Interest  Rate
                                          --------  --------  ------   --------  --------  ------   --------  --------  ------
                                                                         (dollars in thousands)
Interest-earning assets:
  Loans (1).............................  $258,119   $21,131    8.19%  $215,897   $16,645    7.71%  $178,078   $14,608    8.20%
  Investment securities.................     4,408       301    6.82      4,523       259    5.74      3,902       226    5.79
  Mortgage-backed securities............       480        35    7.32        798        46    5.77      1,871       122    6.50
  Federal funds sold....................     1,157        72    6.20      1,365        67    4.90      2,069       111    5.37
  Other.................................     7,660       664    8.66      8,888       441    4.96      6,835       363    5.29
                                          --------   -------           --------   -------           --------   -------
    Total interest-earning assets.......   271,824    22,203    8.16    231,471    17,458    7.54    192,755    15,430    8.00
Cash....................................     5,895                        5,850                        4,615
Other, less allowance for loan losses...    14,818                       11,041                        9,866
                                          --------                      -------                        -----
    Total assets........................  $292,537                     $248,362                     $207,236
                                          ========                     ========                     ========

Interest-bearing liabilities:
  Time deposits.........................  $162,487     9,498    5.85%  $140,648     7,651    5.44%  $121,752     6,904    5.67%
  Other deposits........................    42,147     1,902    4.51     43,731     1,907    4.36     35,431     1,587    4.48
                                          --------   -------           --------   -------           --------   -------
    Total deposits......................   204,634    11,400    5.57    184,379     9,558    5.18    157,183     8,491    5.40
  Notes payable.........................         -         -       -          -         -       -          8         1    9.32
  FHLB advances.........................    48,723     3,132    6.43     29,233     1,583    5.42     21,553     1,230    5.71
  Other.................................       147        28   18.66        231        43   18.46        303        56   18.30
                                          --------   -------           --------   -------           --------   -------
    Total interest-bearing
    liabilities.........................   253,504    14,560    5.74    213,843    11,184    5.25    179,047     9,778    5.46
                                                     -------                      -------                      -------
Demand deposits.........................    16,618                       16,691                        9,504
Other...................................     3,718                        1,566                        3,589
                                          --------                     --------                     --------
  Total liabilities.....................   273,840                      232,100                      192,140

Shareholders' equity....................    18,697                       16,262                       15,096
                                          --------                     --------                     --------
  Total liabilities and
    shareholders' equity................  $292,537                     $248,362                     $207,236
                                          ========                     ========                     ========

Net interest earnings...................             $ 7,643                      $ 6,274                      $ 5,652
                                                     =======                      =======                      =======
Net interest spread.....................                        2.42%                        2.29%                        2.54%
                                                             =======                      =======                      =======
Net interest margin (2).................                        2.81%                        2.71%                        2.93%
                                                             =======                      =======                      =======
Average interest-earning assets
  to average interest-bearing
  liabilities...........................                      107.23%                      108.24%                      107.66%
                                                             =======                      =======                      =======

(1) Nonaccrual loans and loans classified as held for sale are included in the average balance of loans.
(2) Net interest margin is net interest income divided by average interest-earning assets.

    The following table presents the extent to which changes in interest rates and changes in volume of interest-related assets and liabilities have affected the Company's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume.
The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                       Increase (Decrease) From      Increase (Decrease) From
                                          1999 to 2000 Due to           1998 to 1999 Due to
                                     -----------------------------  ---------------------------
                                       Rate      Volume      Net     Rate     Volume     Net
                                     ---------  ---------  -------  -------  --------  --------
                                                       (dollars in thousands)
Interest income on:
   Loans (1)                            $1,078    $3,408   $4,486    $(920)   $2,957    $2,037
   Investment securities                    48        (6)      42       (2)       35        33
   Mortgage-backed securities               10       (21)     (11)     (13)      (63)      (76)
   Federal funds sold                       16       (11)       5       (9)      (35)      (44)
   Other interest-earning assets           291       (68)     223      (24)      102        78
                                        ------    ------   ------    -----    ------    ------
        Total interest income (2)        1,443     3,302    4,745     (968)    2,996     2,028
                                        ------    ------   ------    -----    ------    ------

Interest expense on:
   Time deposits                           604     1,243    1,847     (290)    1,037       747
   Other deposits                           65       (70)      (5)     (43)      363       320
   Notes payable                             -         -        -        -        (1)       (1)
   FHLB advances                           339     1,210    1,549      (65)      418       353
   Other interest-bearing
     liabilities                             -       (15)     (15)       -       (13)      (13)
                                        ------    ------   ------    -----    ------    ------
        Total interest expense           1,008     2,368    3,376     (398)    1,804     1,406
                                        ------    ------   ------    -----    ------    ------

        Net interest income             $  435    $  934   $1,369    $(570)   $1,192    $  622
                                        ======    ======   ======    =====    ======    ======

  (1) Includes loans classified as held for sale.
  (2) Includes the amortization of premiums.

  The following table presents for the periods indicated the Company's return on assets (net income divided by average total assets), return on equity (net income divided by average equity) and equity to assets ratio (average equity divided by average total assets).

                                             Year Ended December 31,
                                          -----------------------------
                                           2000       1999         1998
                                           ----       ----         ----
   Return on average assets.........       1.32% (1)    .87% (2)    .49%
   Return on average equity.........      20.71% (1)  13.28% (2)   6.71%
   Equity to assets ratio...........       6.39%       6.55%       7.28%
   Dividend payout ratio............       0.00%       0.00%       0.00%

(1) Net income for the year ended December 31, 2000 included a $2.7 million income tax benefit attributable primarily to the partial recognition of the Company's net operating loss carryforwards. Excluding this benefit, the Company's return on assets and return on equity for the year ended December 31, 2000 were .40% and 6.25%, respectively.
(2) Net income for the year ended December 31, 1999 included a $1.4 million income tax benefit attributable primarily to the partial recognition of the Company's net operating loss carryforwards. Excluding this benefit, the Company's return on assets and return on equity for the year ended December 31, 1999 were .31% and 4.74%, respectively.

Lending Activities

    General.  At December 31, 2000, the Company's net loan portfolio
(excluding loans classified as held for sale) totaled $265.9 million, representing approximately 86.4% of its $307.7 million of total assets at that date. The principal categories of loans in the Company's portfolio are residential real estate loans, which are secured by single-family (one-to-four units) residences; loans and participation in loans for the construction of single-family properties and for the acquisition and development of sites for single-family communities; commercial real estate loans, which are secured by multi-family (over five units) residential and commercial real estate; commercial business loans; and consumer loans. Substantially all of the Company's mortgage loan portfolio consists of conventional mortgage loans, as opposed to loans that are insured by the Federal Housing Administration ("FHA") or partially guaranteed by the Veterans Administration ("VA").

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

    Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 2000, the Bank's limit on loans-to-one borrower was approximately $2.9 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing and potential customers. Partially because of this limitation, the Bank has increased its use of participations in order to expand its builder construction loan program. See "- Construction and Development Loans."

    The federal banking agencies adopted Interagency Guidance on Subprime Lending ("Subprime Guidance"), dated March 1, 1999, on the safety and soundness of subprime lending to borrowers with a credit history of higher-than-normal default risks and loan losses. The interagency advisory alerted subprime lending institutions to: (1) provide adequate capital to cover additional risks in their exposures; (2) establish a well-structured risk management program for subprime lending operations; (3) evaluate underwriting criteria and the performance of individual subprime loans or securitized loan pools acquired from third-party originators and issuers; and (4) set up a due diligent loan monitoring administration and sound collection system. On February 23, 2001, the federal banking agencies issued supplemental guidance to the Subprime Guidance, which is intended to intensify the supervisory oversight of institutions that target the subprime market through programs that employ tailored marketing, underwriting standards and risk selection. The Company's primary lending activities are discussed below and do not include subprime lending programs.

    Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                           December 31,
                                     ----------------------------------------------------------
                                          2000               1999                 1998
                                          ----               ----                 ----
                                        $        %        $          %          $         %
                                     --------  -----   --------   --------   --------   -------
                                                        (dollars in thousands)
Real estate:
 Single-family residential:
   First mortgages.................  $189,302   70.8%  $173,372       72.0%  $152,891    78.6%
   Second mortgages................     3,004    1.1      4,268        1.8      7,525     3.9
 Construction and development.......   55,436   20.7     42,477       17.7     19,430    10.0
 Commercial real estate.............    3,987    1.5      4,645        1.9      6,470     3.3
                                     --------  -----   --------      -----   --------   -----
   Total real estate loans.........   251,729   94.1    224,762       93.4    186,316    95.8

Commercial business loans..........     1,942     .7      1,626         .7      1,601      .8

Consumer loans:
 Other.............................    13,252    5.0     13,464        5.6      5,984     3.1
 Secured by deposits...............       674     .2        731         .3        621      .3
                                     --------  -----   --------      -----   --------   -----
   Total consumer loans............    13,926    5.2     14,195        5.9      6,605     3.4
                                     --------  -----   --------      -----   --------   -----

    Total loans....................   267,597  100.0%   240,583      100.0%   194,522   100.0%
                                               =====                 =====              =====
Less:
 Unearned loan fees and discounts..         2                 4                     9
 Allowance for loan losses.........     1,740             1,697                 1,845
                                     --------          --------              --------
                                        1,742             1,701                 1,854
                                     --------          --------              --------

    Net Loans......................  $265,855          $238,882              $192,668
                                     ========          ========              ========


                                                    1997               1996
                                                    ----               ----
                                                $           %        $           %
                                             -------      -----    ------      ------
Real estate:
 Single-family residential:
   First mortgages.................         $130,486       76.8%  $103,643       70.0%
   Second mortgages................            8,699        5.1     12,384        8.3
 Construction and development.......          16,583        9.8     17,190       11.6
 Commercial real estate.............           5,970        3.5      6,313        4.3
                                            --------       ----   --------     ------
   Total real estate loans.........          161,738       95.2    139,530       94.2

Commercial business loans..........            1,883        1.1      1,915        1.3

Consumer loans:
 Other.............................            5,426        3.2      5,828        3.9
 Secured by deposits...............              805         .5        842         .6
                                            --------      -----    -------     ------
   Total consumer loans............            6,231        3.7      6,670        4.5
                                            --------      -----    -------     ------

    Total loans....................          169,852      100.0%   148,115      100.0%
                                                          =====                 =====
Less:
 Unearned loan fees and discounts..               29                     8
  Allowance for loan losses........            2,382                 2,556
                                            --------              --------
                                               2,411                 2,564
                                            --------              --------

    Net Loans......................         $167,441              $145,551
                                            ========              ========

    Total loans increased by an aggregate of $73.1 million or 37.6% from December 31, 1998 to December 31, 2000 primarily due to the acquisition of $19.1 million and $31.3 million of first mortgage loans in 2000 and 1999, respectively, and the acquisition of $2.3 million and $7.2 million of home improvement loans in 2000 and 1999, respectively. In addition, construction and development loans increased $36.1 million since December 31, 1998. Over the three year period ended December 31, 2000, the Company has placed increased emphasis on single-family first mortgage loans, which, together with construction and development loans increased from 88.6% of total loans held for investment at December 31, 1998 to 91.5% of total loans held for investment at December 31, 2000. The increased emphasis on participations in residential construction and acquisition and development loans, particularly in 2000 and 1999, was strategically designed to draw upon the construction lending expertise at Essex First. Consumer loans increased from 3.4% of total loans held for investment at December 31, 1998 to 5.2% of total loans held for investment at December 31, 2000. The Company increased its emphasis during the three-year period on the origination and purchase of various types of consumer loans in order to enable the Company to reposition its balance sheet to improve its net interest income. Single-family second mortgage loans, commercial real estate loans and commercial business loans all declined as a percentage of total loans.

    The following table presents the maturity distribution and interest sensitivity of selected loan categories (excluding residential mortgage and consumer loans) at December 31, 2000. Maturities are presented on a contractual basis. Loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Scheduled contractual principal repayments do not reflect the actual maturities of loans.

                                         Commercial   Commercial
                           Construction  Real Estate   Business    Total
                           ------------  -----------  ----------  -------
                                       (dollars in thousands)
Amounts due:
 One year or less               $55,238       $    -      $  321  $55,559
 After one year through
   five years                       198        2,937       1,621    4,756
 Beyond five years                    -        1,050           -    1,050
                                -------       ------      ------  -------
    Total                       $55,436       $3,987      $1,942  $61,365
                                =======       ======      ======  =======

Interest rate terms on
 amounts due after one
 year:
   Fixed                        $    15       $1,897      $  569  $ 2,481
                                =======       ======      ======  =======
   Adjustable                   $   183       $2,090      $1,052  $ 3,325
                                =======       ======      ======  =======

    Origination, Purchase and Sale of Loans. The Bank's branch network provides full-service retail banking facilities, which has enabled the Bank to, among other things, increase its (i) origination of both consumer and mortgage loans directly through its branch network and (ii) deposit share in its primary markets.

    Mortgage Banking Activities. At December 31, 2000, Essex First conducted its operations out of five offices, which are located in Norfolk, Richmond, Ashland and Chester, Virginia, and Elizabeth City, North Carolina. Essex First also accepts loan applications through the Bank's branch office in Emporia, Virginia. During the years ended December 31, 2000, 1999 and 1998, Essex First originated $44.6 million, $87.8 million and $98.8 million of loans (consisting primarily of both permanent and construction/permanent loans secured by single-family residential real estate and excluding builder loan advances). During the same periods, $27.0 million, $32.1 million and $33.5 million of such loans, respectively, were sold by Essex First to the Bank, with the remainder being sold by Essex First primarily to other private investors in the secondary market.

    Although Essex First currently originates the majority of the Bank's loan product, Essex First was established primarily to increase the volume of loans being originated for sale to private investors in the secondary market. Such loan sales generate fee income, while avoiding the interest rate and credit risk associated with holding long-term fixed-rate mortgage loans in its portfolio. Loans originated by Essex First for sale in the secondary market are originated in accordance with terms, conditions and documentation prescribed by the Freddie Mac, Fannie Mae and Ginnie Mae. However, Essex First does not generally sell mortgage loans to such agencies and, instead, sells loans to private investors in the secondary market. Consequently, loans originated by Essex First for sale in the secondary market must also comply with any particular requirements of such private investors. Upon approval of a particular loan, Essex First provides an independent title company or attorney instructions to close the loan. Loan proceeds are disbursed and funded at the closing by Essex First.
The loan documents are generally delivered to the private investor within 10 days of the closing and the price paid by the private investor for purchasing the loan is generally remitted within five to 10 days after such delivery. Although Essex First currently sells substantially all conventional loans without recourse (so that losses incurred as a result of nonperformance with respect to the loan become the responsibility of the purchaser of the loan as of the date of the closing), Essex First has in the past occasionally sold conventional loans in the secondary market with recourse, and may continue to sell certain conventional loans in the secondary market with recourse. As of December 31, 2000, there were $1.7 million of loans outstanding, which were previously originated and sold by Essex First in the secondary market with first-payment default recourse.

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

    Loan Purchases and Sales. The Bank purchases single-family mortgage loans from Essex First, which generally have adjustable rates or a term to maturity of seven years or less. In addition, the Bank continues to purchase first mortgage loans secured by single-family residential properties from selected financial institutions and mortgage banking companies in the secondary market. Such loans generally consist of ARMs or fixed-rate loans with terms of five, seven, or to a lesser extent, 15 years. Such loan purchases are secured by properties located both both within and outside the Bank's primary markets. During the years ended December 31, 2000, 1999 and 1998, the Bank purchased $21.3 million, $38.5 million and $32.3 million of loans, respectively, from various nonaffiliated financial institutions and mortgage banking companies in the secondary market. In addition, during the years ended December 31, 2000 and 1999, the Company's construction, acquisition and development, and lot loan participations increased $17.6 million and $20.8 million, respectively.

    At December 31, 2000, 1999 and 1998, loans classified by the Company as held for sale amounted to $1.1 million, $917,000 and $4.5 million, respectively. Except for loans originated for sale in the secondary market by Essex First, it is generally management's intention to hold originated and purchased loans for investment. Under certain circumstances, however, the Company may sell loans originally acquired for investment in order to address needs regarding liquidity, regulatory capital, interest rate risk, or other objectives.

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

    Single-Family Residential Real Estate Loans. At December 31, 2000, $189.3 million or 70.8% of the Company's total loans held for investment consisted of permanent loans secured by first liens on single-family residential real estate, as compared to $173.4 million or 72.0% at December 31, 1999. While the total balance of these loans increased in 2000, the decline in the concentration of such loans in the Bank's portfolio occurred because the slowdown in originations during the rising interest rate environment throughout 2000 impeded the replenishment of this segment of the portfolio, which had been reduced by significant refinancings during 1999 and 1998. These refinancings reflected borrowers' preferences for lower fixed rate loans with terms to maturity of over seven years. The Company generally sells such loans in the secondary market as market conditions permit.

    In recent years, the Company has been emphasizing for its portfolio single-family residential mortgage adjustable-rate loans, which provide for periodic adjustments to the interest rate. These loans have up to 30-year terms and interest rates which adjust annually in accordance with a designated index after a specified period has elapsed. Depending on the loan product selected by the borrower, this period can range from one year to seven years. In order to be competitive and generate production, the ARMs offered by the Company provide for initial rates of interest below the rates that would prevail when the index used for repricing is applied. However, the Company underwrites certain loans (i.e., ARMs with 95% LTV) on a basis that is no less stringent than the underwriting guidelines of the Fannie Mae. The Company has not engaged in the practice of using a cap on the payments that could allow the loan balance to increase rather than decrease, resulting in negative amortization. Approximately 69.9% of the permanent single-family residential loans in the Company's loan portfolio held for investment at December 31, 2000 had adjustable interest rates.

    The Company continues to originate long-term, fixed-rate loans in order to provide a full range of products to its customers, but generally only under terms, conditions and documentation that permit their sale in the secondary market. Currently, fixed-rate single-family residential loans with terms to maturity of seven years or less are generally retained in the Company's portfolio while fixed-rate single-family residential loans with terms to maturity of over seven years are generally sold in the secondary market as market conditions permit. At December 31, 2000, approximately 30.1% of the permanent single-family residential loans held by the Company for investment consisted of loans that provide for fixed rates of interest in excess of five years. Although these loans provide for repayments of principal over a fixed period of up to 30 years, it is the Company's experience that such loans remain outstanding for a substantially shorter period of time.

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

    Construction and Development Loans. Construction and development lending activities generally are limited to the Company's primary market, with particular emphasis in the greater Richmond, Virginia market, the Tidewater, Virginia area and counties in northeastern North Carolina. More recently, the Company has expanded its construction lending presence into the Raleigh, North Carolina, Northern Virginia and Maryland markets. At December 31, 2000, construction and development loans, including participations, amounted to $55.4 million or 20.7% of the Company's total loans held for investment.

    The Company offers construction loans to individual borrowers as well as to local real estate builders, contractors and developers for the purpose of constructing single-family residences. Substantially all of the Company's construction lending to individuals is originated on a construction/permanent ("C/P") mortgage loan basis. C/P loan originations are made by Essex First loan officers or through the wholesale C/P lending program, which is a network of 99 approved brokers. C/P loans are made to individuals who hold a contract with a licensed general contractor to construct their personal residence. The construction phase of the loan currently provides for monthly payments on an interest only basis at a designated prime rate (plus 100 basis points) for up to six months. Upon completion of construction, the loan converts to a permanent loan at either an adjustable or fixed interest rate, consistent with the Company's policies with respect to residential real estate financing. Essex First's construction loan department approves the proposed contractors and administers the loan during the construction phase. The Company's C/P loan program has been successful due to its ability to offer borrowers a single closing and, consequently, reduced costs. At December 31, 2000, the Company's C/P portfolio included 41 C/P loans with an aggregate principal balance of $3.4 million (and an additional $5.3 million was subject to legally binding commitments but had not been advanced as of such date).

    The Company also offers construction loans to real estate builders, contractors and developers for the construction of single-family residences on both a presold and speculative basis. Construction loans to builders generally have a three-year note with annual renewals throughout the term, with payments being made monthly on an interest only basis (generally, at 75 basis points to 200 basis points over a designated prime rate). Upon application, credit review and analysis of personal and corporate financial statements, the Company will grant builders lines of credit up to designated amounts. The Company will generally limit the number of homes that may be built by any individual builder or developer on a speculative basis depending on the builder's financial strength and total exposure to other lenders. The Company has expanded its builder construction loan portfolio to include participations, which allows the Bank to leverage its capital in markets where Essex First does not have a mature builder construction presence. At December 31, 2000, the Company's participations in construction loans totaled $24.3 million. The Company intends to pursue more participation arrangements in the future. During 2000, the Company also increased its activity in real estate acquisition and development loans through participation arrangements. At December 31, 2000, the Company's acquisition and development loan portfolio included eight loans with an aggregate principal balance of $5.0 million.

    At December 31, 2000, the Company's builder construction loan portfolio included 116 loans to 45 different builders with an aggregate principal balance of $12.1 million (and an additional $5.7 million was subject to legally binding commitments but had not been advanced as of such date). Of this $12.1 million of builder loans, approximately $9.4 million consisted of construction loans for which there were no contracts for sale as of December 31, 2000.

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

    The Company has taken steps to minimize the foregoing risks by, among other things, limiting its construction lending primarily to residential properties. In addition, the Company has adopted underwriting guidelines which impose stringent LTV (80% during the construction phase with respect to single-family residential real estate), debt service and other requirements for loans which are believed to involve higher elements of credit risk, by limiting the geographic area in which the Company will do business and by working with builders and participating financial institutions with whom it has established relationships or knowledge thereof.

    Commercial Real Estate Loans. The Company has also originated mortgage loans secured by multi-family residential and commercial real estate. At December 31, 2000, $4.0 million or 1.5% of the Company's total loans held for investment consisted of such loans.

    Commercial real estate loans originated by the Company are primarily secured by office buildings, retail stores, warehouses and general purpose industrial space. Commercial real estate loans also include multi-family residential loans, substantially all of which are secured by small apartment buildings. At December 31, 2000, $805,000 or 20.2% of the Company's total commercial real estate loans were comprised of multi-family residential loans.

    Commercial real estate lending entails different and significant risks when compared to single-family residential lending because such loans typically involve large loan balances to single borrowers and because the payment experience on such loans is typically dependent on the successful operation of the project or the borrower's business. These risks can also be significantly affected by supply and demand conditions in the local market for apartments, offices, warehouses or other commercial space. The Company attempts to minimize its risk exposure by limiting the extent of its commercial lending. In addition, LTV ratios on the Company's commercial real estate loans are currently limited to 80% or lower. As part of the criteria for underwriting commercial real estate loans, the Company generally imposes a specified debt coverage ratio (the ratio of net cash from operations before payment of debt service to debt service). It is also the Company's general policy to seek additional protection to mitigate any weaknesses identified in the underwriting process, which may be provided via mortgage insurance, secondary collateral and/or personal guarantees from the principals of the borrower.

    Commercial Business Loans. From time to time, and in connection with its community bank activities, the Company has originated secured or unsecured loans for commercial, corporate, business and agricultural purposes. At December 31, 2000, $1.9 million or .7% of the

Company's total loans held for investment consisted of commercial business loans. The Company's commercial business loans consist primarily of loans and lines of credit secured by various equipment, machinery and other corporate assets.

    Consumer Loans. Subject to restrictions contained in applicable federal laws and regulations, the Company is authorized to make loans for a wide variety of personal or consumer purposes. The Company continues to emphasize the origination and purchase of consumer loans in order to provide a full range of financial services to its customers and because such loans generally have shorter terms and higher interest rates than mortgage loans. At this time, however, opportunities for consumer loan origination are limited in the Bank's markets. Therefore, the Bank continues to review consumer portfolios in the secondary market that have acceptable credit risks and yields. At December 31, 2000, $13.9 million or 5.2% of the Company's total loans held for investment consisted of consumer loans. The consumer loans offered by the Company include home improvement, automobile loans, boat and recreational vehicle loans, mobile home loans, loans secured by deposit accounts and unsecured personal loans.

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

    When loans are sold with servicing rights released to the buyer, the Company also recognizes current income from receipt of servicing release fees in addition to receiving a premium or deducting a discount based on the market value of the loan, which is dependent upon, among other things, the interest rate and market conditions at the time the sales price is locked-in with the buyer. Sales prices for loans originated for resale are generally locked-in with a buyer at the time of origination in order to minimize the Company's interest rate risk. For additional information regarding the Company's servicing assets, see Note 14 of the Notes to Consolidated Financial Statements on pages 32 and 33 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

    Through Essex Home, the Company services loans that are owned by the Bank and other investors. At December 31, 2000, approximately 19,900 loans with unpaid principal balances of $1.9 billion were serviced or subserviced by Essex Home as compared to approximately 18,200 loans with unpaid principal balances of $1.7 billion as of December 31, 1999. The Company intends to further increase its servicing volume through the negotiation of new subservicing contracts (generally for two year terms) and the acquisition of servicing rights.

    There are risks associated with the acquisition of servicing rights because their value (i.e., future servicing revenues) is dependent upon the underlying loans being serviced. The Company amortizes its mortgage servicing rights in proportion to, and over the period of, the estimated future net servicing revenues of the underlying mortgage loans, taking into consideration market-based prepayment estimates. However, there can be no assurance that impairments will not be required in future periods if prepayment activity exceeds current expectations.

Asset Quality

    Delinquent Loans. The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:

                                              December 31,
                          ---------------------------------------------------
                                2000             1999              1998
                          ---------------   ---------------   ---------------
                          Amount  Percent   Amount  Percent   Amount  Percent
                          ------  -------   ------  -------   ------  -------
                                        (dollars in thousands)
30-59 days..............  $  524   .20%     $  703    .29%    $  662   .34%
60-89 days (1)..........     156   .06         564    .23         46   .02
90 or more days (2).....     561   .21         736    .31      1,166   .60
                          ------   ---      ------    ---     ------   ---
                          $1,241   .47%     $2,003    .83%    $1,874   .96%
                          ======   ===      ======    ===     ======   ===

(1) Includes $148,000 of loans that were in nonaccrual status at December 31, 1999.
(2) There were no loans 90 days or more past due accruing interest at December 31, 2000, 1999 or 1998.

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



                             [intentionally blank]

    The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated (dollars in thousands):

                                                               December 31,
                                              ----------------------------------------------
                                                   2000            1999          1998
                                                  -----            ----          ----
                                                      % of            % of            % of
                                                      Total           Total           Total
                                              Amount  Loans   Amount  Loans   Amount  Loans
                                              ------  -----   ------  -----   ------  -----
Nonaccrual loans, net:
 Single-family residential..................  $  316    .12%  $  350    .14%  $  697    .36%
 Construction...............................       -      -        -      -        -      -
 Commercial.................................      61    .02      377    .16      328    .17
 Consumer...................................     184    .07      157    .07      141    .07
                                              ------   ----   ------  -----   ------  -----
  Total nonaccrual loans....................     561    .21      884    .37    1,166    .60

Accruing loans 90 days or more past due.....       -      -        -      -        -      -

Troubled debt restructurings................       -      -        -      -       98    .05
                                              ------   ----   ------  -----   ------  -----
  Total nonperforming loans.................     561    .21      884    .37    1,264    .65

Foreclosed properties, net..................     188    .07      446    .19      571    .29
                                              ------   ----   ------  -----   ------  -----

  Total nonperforming assets................  $  749    .28%  $1,330    .56%  $1,835    .94%
                                              ======   ====   ======  =====   ======  =====

Nonperforming loans to total loans..........            .21%            .37%            .65%
Nonperforming assets to total assets........            .24             .48             .79
Allowance for loan losses to total loans....            .65             .71             .95
Allowance for loan losses to nonaccrual
 loans......................................         301.56          182.88          158.23
Allowance for loan losses to nonperforming
 loans......................................         301.56          182.88          145.97

                                                   1997           1996
                                                   ----           ----
                                                      % of            % of
                                                      Total           Total
                                              Amount  Loans   Amount  Loans
                                              ------  -----   ------  -----
Nonaccrual loans, net:
 Single-family residential..................  $1,203    .71%  $2,513   1.70%
 Construction...............................     133    .08      220    .15
 Commercial.................................     132    .08       22    .01
 Consumer...................................      88    .05      153    .10
                                              ------   ----   ------  -----
  Total nonaccrual loans....................   1,556    .92    2,908   1.96

Accruing loans 90 days or more past due.....      21    .01       30    .02

Troubled debt restructurings................     209    .12      223    .15
                                              ------   ----   ------  -----
  Total nonperforming loans.................   1,786   1.05    3,161   2.13

Foreclosed properties, net..................   1,512    .89    2,054   1.39
                                              ------   ----   ------  -----

  Total nonperforming assets................  $3,298   1.94%  $5,215   3.52%
                                              ======   ====   ======  =====

Nonperforming loans to total loans..........           1.05%           2.13%
Nonperforming assets to total assets........           1.69            2.99
Allowance for loan losses to total loans....           1.40            1.73
Allowance for loan losses to nonaccrual
 loans......................................         153.09           87.90
Allowance for loan losses to nonperforming
 loans......................................         133.37           80.86

    For additional information about the Company's nonperforming assets, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets" on page 2 and Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 26 through 28 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

    In addition to the nonperforming assets discussed above, at December 31, 2000, the Company had classified for regulatory and internal purposes an additional $1.9 million of assets, $1.6 million of which were classified substandard, $19,000 of which were classified doubtful and $339,000 of which were classified loss.

    Classified assets at December 31, 2000 included a $1.3 million commercial loan. The components of this credit are (i) a commercial real estate loan of $896,000 as of December 31, 2000, which was originated in October 1987 in the amount of $1.0 million for the purpose of refinancing a mini-storage/office facility (76 mini-storage units and 38 office units) located in Virginia Beach, Virginia, and (ii) a line of credit in the amount of $600,000 with an outstanding balance of $414,000 as of December 31, 2000. The Company occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. The Company has advised the borrower that the Company will not renew the lease for the office facility beyond December 31, 2001.
Therefore, the Company, with the borrower's consent, is currently facilitating marketing the property to prospective tenants. In addition to the office facility, the Bank and its subsidiaries leased nine of the mini-storage units as of December 31, 2000. The property was last appraised in November 1992 for $915,000. As of December 31, 2000, the Bank had established a $300,000 specific reserve with respect to the loans and the remaining $1.0 million was classified as substandard.

    Allowance for Losses on Loans and Foreclosed Properties. An allowance for loan losses is maintained at a level that management considers adequate to provide for probable losses based upon an evaluation of the inherent risks in the loan portfolio. This evaluation incorporates charge-off history and loan classification status into a loss migration analysis in order to arrive at an estimate of the required allowance for loan losses. The allowance is increased by provisions for loan losses that are charged against income. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations. For additional information, see Notes 8 and 9 of the Notes to Consolidated Financial Statements on pages 26 through 28 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

    The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                             Year Ended December 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
                                                              (dollars in thousands)
Loans, net of unearned fees and discounts:
  Year-end..................................  $267,595   $240,579   $194,513   $169,823   $148,107
  Average outstanding during period.........   257,082    212,354    172,760    156,217    216,803

Allowance for loan losses:
  Balance, beginning of year................  $  1,697   $  1,845   $  2,382   $  2,556   $  5,251
  Provision for loan losses.................       740        149         13        113      1,411
                                              --------   --------   --------   --------   --------
                                                 2,437      1,994      2,395      2,669      6,662
  Charge-offs, net of recoveries (1):
   Commercial (2)...........................       256         65         40       (366)     2,892
   Real estate - mortgage...................       144          9        288        535        894
   Real estate - land.......................        (1)       (14)       133          -          -
   Consumer.................................       298        237         89        118        320
                                              --------   --------   --------   --------   --------
    Total (2)...............................       697        297        550        287      4,106
                                              --------   --------   --------   --------   --------
  Balance, end of year......................  $  1,740   $  1,697   $  1,845   $  2,382   $  2,556
                                              ========   ========   ========   ========   ========

Ratio of net charge-offs to average
 outstanding loans (2)......................       .27%       .14%       .32%       .18%      1.89%
Allowance for loan losses to year-end
 total nonperforming loans..................    301.56%    182.88%    145.97%    133.37%     80.86%
Allowance for loan losses to year-end
 loans, net of unearned fees and discounts..       .65%       .71%       .95%      1.40%      1.73%

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

                                                                  December 31,
                             ---------------------------------------------------------------------------------------
                                  2000             1999              1998             1997              1996
                                  ----             ----              ----             ----              ----
                             Amount  Percent  Amount   Percent  Amount   Percent  Amount   Percent  Amount   Percent
                             ------  -------  ------   -------  ------   -------  ------   -------  ------   -------
                                                             (dollars in thousands)
Residential mortgage         $  437    92.6%   $  632    91.5%   $  855    92.5%   $1,139    91.7%   $1,636   89.9%
Commercial (1)                  518     2.2       576     2.6       560     4.1       545     4.6       505    5.6
Consumer                        541     5.2       489     5.9       285     3.4       254     3.7       299    4.5
Unallocated                     244       -         -       -       145       -       444       -       116      -
                             ------   -----    ------   -----    ------   -----    ------   -----    ------  -----
                             $1,740   100.0%   $1,697   100.0%   $1,845   100.0%   $2,382   100.0%   $2,556  100.0%
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

    The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:

                                 Year Ended December 31,
                                 -----------------------

                                  2000    1999    1998
                                  ----    ----    ----
                                  (dollars in thousands)
Balance at beginning of year....  $  34   $ 114   $ 155
Provision for losses on
 foreclosed properties..........     96      14     126
                                  -----   -----   -----
                                    130     128     281
Charge-offs, net of recoveries..   (125)    (94)   (167)
                                  -----   -----   -----
Balance at end of year..........  $   5   $  34   $ 114
                                  =====   =====   =====


Investment Activities

    Mortgage-Backed Securities. The Company's mortgage-backed securities include collateralized mortgage obligations ("CMOs"), which include securities issued by entities that have qualified under the Internal Revenue Code (the "Code") as Real Estate Mortgage Investment Conduits ("REMICs"). CMOs and REMICs (collectively, CMOs) have been developed in response to investor concerns regarding the uncertainty of cash flows associated with the prepayment option of the underlying mortgagor and are typically issued by government agencies, government sponsored enterprises and special purpose entities, such as trusts, corporations or partnerships, established by financial institutions or other similar institutions. A CMO can be collateralized by loans or securities that are insured or guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. In contrast to pass-through mortgage-backed securities, in which cash flow is received pro rata by all security holders, the cash flow from the mortgages underlying a CMO is segmented and paid in accordance with a predetermined priority to investors holding various CMO classes. By allocating the principal and interest cash flows from the underlying collateral among the separate CMO classes, different classes of bonds are created, each with its own stated maturity, estimated average life, coupon rate and prepayment characteristics.

    Mortgage-backed securities generally increase the quality of the Company's assets by virtue of the insurance or guarantees that back them, are more liquid than individual mortgage loans and may be used to collateralize borrowings or other obligations of the Company.

    The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated:


                                 At or For the Year Ended December 31,
                                 -------------------------------------
                                        2000     1999     1998
                                        ----     ----     ----
                                        (dollars in thousands)
    Balance at beginning of year....    $ 480   $1,456   $1,905
    Repayments......................        -     (974)    (448)
    Amortization....................        -       (2)      (1)
                                        -----   ------   ------
    Balance at end of year..........    $ 480   $  480   $1,456
                                        =====   ======   ======

    Weighted average coupon at end
     of year........................     7.65%    6.65%    5.90%
                                        =====   ======   ======

    The Company's investment in mortgage-backed securities at December 31, 2000 consists solely of a Fannie Mae guaranteed adjustable rate REMIC. The Company's mortgage-backed securities are carried in accordance with accounting principles generally accepted in the United States of America. See Note 7 of the Notes to Consolidated Financial Statements on page 25 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

    The Bank's investment securities portfolio is managed by the Treasurer of the Bank in accordance with a comprehensive investment policy which addresses strategies, types and levels of allowable investments and which is reviewed and approved by the Board of Directors on an annual basis and by the Asset and Liability Management Committee as circumstances warrant. The Bank currently emphasizes lending activities in order to increase the weighted average yield on the Bank's interest-earning assets. The Bank's investment securities are carried in accordance with accounting principles generally accepted in the United States of America. See Note 6 of the Notes to Consolidated Financial Statements on page 25 of the 2000 Annual Report to Stockholders, which is attached hereto as
Exhibit 13 and incorporated herein by reference.

    The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                              December 31,
                          ----------------------------------------------------
                                 2000             1999              1998
                                 ----             ----              ----
                          Carrying  Market  Carrying  Market  Carrying  Market
                           Value    Value    Value    Value    Value    Value
                          --------  ------  --------  ------  --------  ------
                                           (dollars in thousands)
U.S. Government agency
 securities (1).........    $1,760  $1,781    $2,750  $2,713    $2,750  $2,704
FHLB stock..............     2,765   2,765     2,230   2,230     1,549   1,549
                            ------  ------    ------  ------    ------  ------
  Total (2).............    $4,525  $4,546    $4,980  $4,943    $4,299  $4,253
                            ======  ======    ======  ======    ======  ======

  (1) The $1.8 million of U.S. Government agency securities held for investment at December 31, 2000 consists of a $1.0 million fixed-rate FHLB note maturing in 2003 and a $750,000 fixed-rate FHLB note maturing in 2002.

  (2) Does not include investment securities classified as available for sale that consisted of a $21,000 $19,000 and $18,000 investment in a money market mutual fund at December 31, 2000, 1999 and 1998, respectively.

    Information regarding the carrying values, contractual maturities and weighted average yield of the Company's investment securities held for investment (excluding FHLB stock) at December 31, 2000 is presented below. FHLB stock is neither a debt nor an equity security because its ownership is restricted and it lacks a market. FHLB stock can be sold at its par of $100 per share only to the FHLBs or to another member institution.

                                       One Year   After One to   After Five to   Over 10
                                        or Less    Five Years       10 Years     Years      Total
                                       ---------  -------------  --------------  ------    -------
                                                        (dollars in thousands)
  U.S. Government agency securities..    $    -         $1,760      $    -        $   -     $1,760
                                         ======         ======      ======        =====     ======
  Weighted average yield.............         -%          6.03%          -%           -%      6.03%
                                         ======          =====      ======        =====     ======


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

    Deposits. Deposits obtained through bank branch offices of the Company have traditionally been the principal source of the Company's funds for use in lending and for other general business purposes. The Company's current deposit products include regular passbook and statement savings accounts, negotiable order of withdrawal ("NOW") accounts, money market accounts, fixed-rate, fixed-maturity certificates of deposit ranging in terms from 90 days to 60 months and individual retirement accounts. A significant component of total noninterest-bearing deposits is derived from mortgage loan servicing related escrow deposits maintained by Essex Home at the Bank. The balance of these accounts has increased proportionately with the increase in the servicing volume at Essex Home.

    The Bank's deposits are currently obtained primarily from residents in its primary market area. The principal methods currently used by the Company to attract deposit accounts include offering a wide variety of services and accounts and competitive interest rates. The Company utilizes traditional marketing methods to attract new customers and savings deposits, including print media advertising. Currently, the Company does not advertise for retail deposits outside of its local market area or utilize the services of deposit brokers. Management estimates that as of December 31, 2000, deposit accounts totaling $4.5 million or 1.9% of the Bank's total deposits were held by nonresidents of Virginia or North Carolina. These out-of-market deposits include jumbo certificates of deposits owned largely by financial institutions, which totaled $593,000 at December 31, 2000, and represented a decline from the $692,000 of such certificates at December 31, 1999. These jumbo certificates of deposit were obtained through the posting of deposit rates on national computerized bulletin boards at no cost to the Company and were not obtained through deposit brokers.

    The following table sets forth the average balances and rates of the Company's deposits for the periods indicated:

                                             Year Ended December 31,
                                ------------------------------------------------
                                      2000             1999             1998
                                      ----             ----             ----
                                Average          Average          Average
                                Balance   Rate   Balance   Rate   Balance   Rate
                                --------  ----   --------  ----   --------  ----
                                              (dollars in thousands)
Noninterest-bearing deposits..  $ 16,618     -%  $ 16,691     -%  $  9,504     -%
Passbook savings..............     4,938  3.50      4,753  3.49      4,225  3.49
NOW accounts..................     5,707  2.82      5,179  2.81      4,361  2.81
Money market accounts.........    31,502  4.98     33,799  4.72     26,845  4.91
Certificates of deposit:
 Consumer.....................   114,179  5.91     74,211  5.43     51,747  5.68
 Mini-jumbo...................    31,301  5.71     50,483  5.45     55,524  5.65
 Jumbo........................    17,007  5.96     15,954  5.44     14,481  5.73
                                --------         --------         --------
                                $221,252         $201,070         $166,687
                                ========         ========         ========

    The following table shows the Company's certificates of deposit of $100,000 or more outstanding at the dates indicated:

                                  December 31,
                            --------------------------
                              2000     1999     1998
                              ----     ----     ----
                              (dollars in thousands)
3 months or less..........  $ 5,132  $ 4,698  $ 3,914
Over 3 through 6 months...    6,126    5,988    5,002
Over 6 through 12 months..    9,060    6,696    7,698
Over 12 months............   12,867   10,946    6,072
                            -------  -------  -------
 Total....................  $33,185  $28,328  $22,686
                            =======  =======  =======

    The ability of the Company to attract and maintain deposits and the Company's cost of funds on these deposit accounts have been, and will continue to be, significantly affected by economic and competitive conditions.

    Borrowings. The Bank is a member of the FHLB System, which consists of 12 regional FHLBs subject to supervision and regulation by the Federal Housing Finance Board. The FHLBs provide a central credit facility primarily for member institutions. The Bank, as a member of the FHLB of Atlanta, is required to hold shares of common stock in that FHLB in an amount at least equal to 1% of the aggregate principal amount of its unpaid residential mortgage loans and mortgage-backed securities, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances (borrowings) from the FHLB, whichever is greater. The Bank had a $2.8 million investment in stock of the FHLB at December 31, 2000, which was in compliance with this requirement.

    The following table presents certain information regarding the Company's FHLB advances at the dates and for the periods indicated:

                                   At or For the Year Ended December 31,
                                  --------------------------------------
                                    2000         1999            1998
                                  -------       -------         -------
                                          (dollars in thousands)
Balance at end of period........  $41,000       $44,600         $24,908
Weighted average interest rate
 at end of period...............     6.55%         4.72%           5.89%
Maximum amount outstanding
 at any month's end.............  $55,300       $44,600         $30,975
Average amount outstanding
 during the period..............  $48,723       $29,233         $21,553
Weighted average interest rate
 during the period..............     6.43%         5.42%           5.71%

     The outstanding FHLB advances at December 31, 2000 mature in 2001.

     Other Liabilities. As of December 31, 2000 and 1999, other liabilities of the Company included a $703,000 obligation to the Company's Chief Executive Officer resulting from the exercise of his stock appreciation rights in November 1997. A determination has not yet been made as to the date and method of payment to satisfy this obligation.


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

Employees

    As of December 31, 2000, the Company employed 134 full-time-equivalent employees.

Regulation of the Company

    General. The Company, as a registered savings and loan holding company within the meaning of the Home Owners' Loan Act ("HOLA"), is subject to regulation by the Office of Thrift Supervision ("OTS") and is subject to various reporting and other requirements of the Securities and Exchange Commission (the "Commission"). As a subsidiary of a savings and loan holding company, the Bank is subject to certain restrictions in its dealings with the Company and affiliates thereof.

    Activities Restrictions. As a unitary savings and loan holding company (a holding company that owns only one savings association subsidiary) that was operating prior to the enactment of the Gramm-Leach-Bliley Act, there are generally no restrictions on the activities in which the Company can engage. However, if the Director of the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the Director may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the above rules as to permissible business activities of unitary savings and loan holding companies, if the savings association subsidiary of such a holding company fails to meet a qualified thrift lender ("QTL") test, then such unitary holding company also shall become subject to the activities restrictions applicable to multiple savings and loan holding companies and, unless the savings association requalifies as a QTL within one year thereafter, shall register as, and become subject to, the restrictions applicable to, a bank holding company. See "- Regulation of the Bank - Qualified Thrift Lender Test."

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

    In addition, Sections 22(h) and (g) of the Federal Reserve Act place restrictions on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, an executive officer and to a greater than 10% stockholder of a savings association, and certain affiliated interests of either, may not exceed, together with all other outstanding loans to such person and affiliated interests, the association's loans to one borrower limit (generally equal to 15% of the institution's unimpaired capital and surplus). Section 22(h) also requires that loans to directors, executive officers and principal stockholders be made on terms substantially the same as offered in comparable transactions to other persons unless the loans are made pursuant to a benefit or compensation program that (i) is widely available to employees of the institution and (ii) does not give preference to any director, executive officer or principal stockholder, or certain affiliated interests of either, over other employees of the savings institution. Section 22(h) also requires prior board approval for certain loans. In addition, the aggregate amount of extensions of credit by a savings association to all insiders cannot exceed the association's unimpaired capital and surplus. Furthermore, Section 22(g) places additional restrictions on loans to executive officers. At December 31, 2000, the Bank was in compliance with the above restrictions.

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

    The OTS has extensive authority over the operations of savings associations. As part of this authority, savings associations are required to file periodic reports with the OTS and are subject to periodic examinations by the OTS and the FDIC. The most recent safety and soundness examination of the Bank was conducted by the OTS during the first quarter of 2001.

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

    Under FDIC regulations, institutions are assigned to one of three capital groups for insurance premium purposes - "well capitalized," "adequately capitalized" and "undercapitalized" - which are defined in the same manner as the regulations establishing the prompt corrective action system under Section 38 of the Federal Deposit Insurance Act ("FDIA"), as discussed under "- Prompt Corrective Action" below. These three groups are then divided into subgroups that are based on supervisory evaluations by the institution's primary federal regulator, resulting in nine assessment classifications.

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

    At December 31, 2000, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                                  Minimum
                                  Actual        Requirement   Excess
                              ---------------  -------------  -------
  Tangible capital            $18,425   6.07%  $ 4,549  1.5%  $13,876
  Core or leverage capital     18,425   6.07    12,132  4.0     6,291
  Risk-based capital           19,561  10.34    15,136  8.0     4,425

    For further information regarding the Bank's actual capital ratios and minimum requirements under FDICIA, see Note 19 of the Notes to Consolidated Financial Statements on pages 37 and 38 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference. At December 31, 2000, the Bank exceeded all of its capital requirements under FDICIA.

    The foregoing capital requirements are viewed as minimum standards by the OTS, and most institutions are expected to maintain capital levels above the minimum. In addition, the OTS regulations provide that minimum capital levels higher than those provided in the regulations may be established by the OTS for individual savings institutions, upon a determination that the savings institution's capital is or may become inadequate in view of its circumstances. The OTS regulations provide that higher individual minimum regulatory capital requirements may be appropriate in circumstances where, among others: (i) a savings institution has a high degree of exposure to interest rate risk, prepayment risk, credit risk, concentration of credit risk, certain risks arising from nontraditional activities, or similar risks or a high proportion of off-balance sheet risk, (ii) a savings institution is growing, either internally or through acquisitions, at such a rate that supervisory problems are presented that are not dealt with adequately by OTS regulations and (iii) a savings institution may be adversely affected by activities or condition of its holding company, affiliates, subsidiaries or other persons or savings institutions with which it has significant business relationships. The Bank is not subject to any such individual minimum regulatory capital requirement.

    Prompt Corrective Action. Under Section 38 of the FDIA, as added by the FDICIA, each federal banking agency was required to implement a system of prompt corrective action for institutions that it regulates. Under the regulations adopted by the OTS, an institution is deemed to be (i) "well capitalized" if it has total risk-based capital of 10.0% or more, has a Tier I risk-based capital ratio of 6.0% or more, has a Tier I leverage capital ratio of 5.0% or more and is not subject to any order or final capital directive to meet and maintain a specific capital level for any capital measure, (ii) "adequately capitalized" if it has a total risk-based capital ratio of 8.0% or more, a Tier I risk-based capital ratio of 4.0% or more and a Tier I leverage capital ratio of 4.0% or more (3.0% under certain circumstances) and does not meet the definition of "well capitalized," (iii) "undercapitalized" if it has a total risk-based capital ratio that is less than 8.0%, a Tier I risk-based capital ratio that is less than 4.0% or a Tier I leverage capital ratio that is less than 4.0% (3.0% under certain circumstances), (iv) "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.0%, a Tier I risk-based capital ratio that is less than 3.0% or a Tier I leverage capital ratio that is less than 3.0% and does not meet the definition of "critically undercapitalized," and (v) "critically undercapitalized" if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%. Section 38 of the FDIA and the regulations promulgated thereunder also specify circumstances under which a federal banking agency may reclassify a well capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category (except that the FDIC may not reclassify a significantly undercapitalized institution as critically undercapitalized). At December 31, 2000, the Bank was considered a "well capitalized" institution under the prompt corrective action provisions of FDIA.

    Liquidity Requirements. All savings associations are required to maintain an average daily balance of liquid assets (including cash, certain time deposits and savings accounts, bankers' acceptances, certain government obligations and certain other investments) equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. The liquidity requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the required minimum liquid asset ratio is 4%. The Bank has consistently exceeded such regulatory liquidity requirement and, at December 31, 2000, had a liquidity ratio of 8.23%.

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

    Under applicable regulations, any savings institution is a QTL if (i) it qualifies as a domestic building and loan association under Section 7701(a)(19) of the Code (which generally requires that at least 60% of the institution's assets constitute housing-related and other qualifying assets) or (ii) at least 65% of the institution's "portfolio assets" (as defined) consist of certain housing and consumer-related assets on a monthly average basis in at least nine out of every 12 months. At December 31, 2000, the Bank was in compliance with the QTL test.

    Restrictions on Capital Distributions. OTS regulations govern capital distributions by savings associations, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association to make capital distributions.

    In January 1999, the OTS amended its capital distribution regulation to bring such regulations into greater conformity with the other bank regulatory agencies. Under the regulation, certain savings associations would not be required to file with the OTS. Specifically, savings associations that would be well capitalized following a capital distribution would not be subject to any requirement for notice or application unless the total amount of all capital distributions, including any proposed capital distribution, for the applicable calendar year would exceed an amount equal to the savings association's net income for that year to date plus the savings association's retained net income for the preceding two years. Because the Bank is a subsidiary of the Company, the Bank is required to provide notice to the OTS of its intent to make a capital distribution, unless an application is otherwise required.

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

    As a member, the Bank is required to purchase and maintain stock in the FHLB in an amount at least equal to 1% of its aggregate unpaid residential mortgage loans, home purchase contracts or similar obligations, 3/10 of 1% of total assets at the end of the calendar year, or 5% of its advances from the FHLB, whichever is greater. At December 31, 2000, the Bank had $2.8 million in FHLB stock, which was in compliance with this requirement.

    Federal Reserve System. The FRB requires all depository institutions to maintain reserves against their transaction accounts (primarily NOW and Super NOW checking accounts) and non-personal time deposits. At December 31, 2000,
the Bank was in compliance with applicable requirements.   However, because
required reserves must be maintained in the form of vault cash or a noninterest-bearing account at a Federal Reserve Bank, the effect of this reserve requirement is to reduce an institution's earning assets.

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

    Specifically, Title V of the Act contains the most comprehensive financial consumer privacy restrictions ever written into federal law. Banks and all other institutions dealing in financial products and services are required to have a privacy policy and to disclose it to their customers. They also must give customers the right to "opt out" of having nonpublic personal information shared with certain unaffiliated third parties. The privacy provisions impose new administrative and regulatory burdens. Further, the Act states that if state law affords greater consumer protections than federal law in the area of third-party information sharing, the state law will supersede federal law. The Bank has introduced its privacy principles on the Company's Internet web site and the Company's board of directors has adopted a corporate policy on the privacy and accuracy of personal customer information.

    Safety and Soundness. The federal banking regulatory agencies have jointly implemented Interagency Guidelines Establishing Standards for Safety and Soundness ("Guidelines") for all insured depository institutions relating to internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, and compensation, fees, benefits, and employment contracts and other compensation arrangements of executive officers, employees, directors and principal stockholders of insured depository institutions. The federal banking regulatory agencies have also adopted asset quality and earnings standards within the Guidelines. At December 31, 2000, the Bank was in compliance with the Guidelines.

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

    In addition to regular corporate income tax, corporations are subject to an alternative minimum tax, which generally is equal to 20% of alternative minimum taxable income (taxable income, increased by certain tax preference items and determined with adjustments to certain regular tax items). The adjustments that are generally applicable include an amount equal to a percentage of the amount by which a financial institution's adjusted current earnings (generally alternative minimum taxable income computed without regard to this adjustment and prior to reduction for alternative tax net operating losses) exceeds its alternative minimum taxable income without regard to this adjustment. Alternative minimum tax paid can be credited against regular tax due in later years. See Note 13 of the Notes to Consolidated Financial Statements on pages 30 through 32 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13 and incorporated herein by reference.

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

    Because the Bank conducts business in North Carolina, it is subject to an annual corporate income tax of 7.75% of its federal taxable income as computed under the Code, subject to certain prescribed adjustments. In addition to the state corporate income tax, the Bank is subject to an annual state franchise tax, which is imposed at a rate of .15% applied to the greater of the respective entity's (i) capital stock, surplus, and undivided profits, (ii) investments in tangible property in North Carolina or (iii) appraised valuation of property in North Carolina.

    Furthermore, the Company is separately subject to an annual state franchise tax in Delaware.


                             [intentionally blank]

Item 2.    Description of Properties
           -------------- ----------

    The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 2000.

                                                     Lease          Date         Total         Net Book
                                     Owned/     Expiration Date   Acquired/      Office        Value at
Location                            Leased     Including Options   Leased     Square Ft. (1)  12/31/00 (2)
---------------------------------  ---------   -----------------  ---------  ---------------  ------------
The Company
Executive Office:
Interstate Corporate Center         Leased         01/31/02           10/96      7,328           $  6,457
Building 9, Suite 200
Norfolk, VA  23502

The Bank
Main Office:
400 W. Ehringhaus Street             Owned                -           11/78      3,805            165,916
Elizabeth City, NC  27906

Branch Offices:
520 South Main Street                Owned                -           05/86      6,517            641,913
Emporia, VA  23847

1401 Gaskins Road                    Owned                -           09/98      6,782            628,633
Richmond, VA  23233

9695 Sliding Hill Road               Owned                -           08/98      3,150            845,704
Ashland VA 23005

2825 Godwin Boulevard                Owned                -           04/98      3,245            727,476
Suffolk, VA  23434

Essex First
Interstate Corporate Center         Leased         01/31/02           10/96      5,554                  -
Building 9, Suite 200
Norfolk, VA  23502

1401 Gaskins Road                   Leased (3)            -           09/98      3,078                  -
Richmond, VA  23233

9695 Sliding Hill Road              Leased (3)            -           05/00        750                  -
Ashland, VA  23005

2430 Southland Drive, 3rd Floor     Leased         09/01/01           06/93      2,000                  -
Chester, VA  23831

400 W. Ehringhaus Street            Leased (3)            -           07/94        750                  -
Elizabeth City, NC  27906

Essex Home
2420 Virginia Beach Blvd.           Leased         12/31/01           12/91     11,950                  -
Virginia Beach, VA  23454


(1)  Total office square feet excludes leased common area.
(2) Consists of the net book value of land and buildings if owned, or leasehold improvements if leased.
(3)  Leased from the Bank.

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


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

    No matters were submitted to a vote of the stockholders of the Company through the solicitation of proxies, or otherwise, during the fourth quarter of the year ended December 31, 2000.


                                    PART II
                                    -------


Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters
           ---------------------------------------------------------------------

    The Common Stock is currently traded on the American Stock Exchange ("AMEX") under the symbol "ESX." The information contained on page 42 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Stock Price Information," is incorporated herein by reference. As a company listed on the AMEX, the Company is subject to the AMEX rules regarding continued listing, and does not fully satisfy those continued listing guidelines. Accordingly, there can be no assurance that the listing of the Common Stock on the AMEX will be continued. In this regard, however, the Company believes that its recently improved operating results will favorably impact the AMEX's evaluation. In any event, if the going-private transaction is completed, the Company's Common Stock will no longer be listed on AMEX.

    As of March 23, 2001, there were 1,060,642 shares of Common Stock outstanding, which were held by approximately 1,420 persons. The number of persons holding shares of Common Stock reflects an estimate of the number of persons or entities holding their stock in nominee or "street" name through various brokerage firms or other entities.

Dividends

    The Company's ability to pay dividends on the Common Stock will depend primarily on the receipt of dividends from the Bank. While the Company and the Bank are not operating under any supervisory agreements, the Bank must seek a letter of nonobjection from the OTS prior to making dividend payments to the Company.

    In connection with the Home Acquisition, the Company issued 2,250,000 shares of nonvoting perpetual preferred stock with an aggregate redemption and liquidation value of $15.0 million in exchange for all of the outstanding stock of Home Bancorp. The preferred stock is redeemable at the option of the Company. The 2,125,000 shares of Series B preferred stock bear a cumulative annual dividend rate of 9.5% (based on redemption value) and the 125,000 shares of Series C preferred stock bear a cumulative annual dividend rate of 8.0% (based on redemption value). The Series C preferred stock is senior to Series B preferred stock with respect to the payment of dividends, and the holders of the Series C preferred stock may, in their discretion, from time to time in whole or in part, elect to convert such shares of Series C preferred stock into a like amount of Series B preferred stock. At December 31, 2000, dividends and accrued interest thereon in arrears on the Series B and Series C preferred stock were $8,915,932 and $425,964, respectively.

    Also in connection with the Home Acquisition, the stockholders of Home Bancorp received warrants to purchase 7,949,000 shares of Common Stock at a price of $0.9375 per share, which was the price of the Common Stock as of June 30, 1995. The warrants became exercisable beginning in September 1998 and will expire in September 2005.


Item 6.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Operations
         -------------

    The information contained on pages 1 through 13 of the 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.


Item 7.  Financial Statements
         --------------------

    The consolidated balance sheets of the Company as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended December 31, 2000, along with the related notes to consolidated financial statements and the reports of KPMG LLP and PricewaterhouseCoopers LLP, independent accountants, are incorporated herein by reference from pages 14 through 41 of the Company's 2000 Annual Report to Stockholders, which is attached hereto as Exhibit 13.


Item 8.  Changes in and Disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure
         --------------------

    On October 4, 2000, the Registrant dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged KPMG LLP as the Registrant's certifying accountants. The Registrant's audit committee of the board of directors participated in and approved the decision to change accountants. The Registrant reported the change in accountants in a Form 8-K filed with the Commission on October 10, 2000.


                                    PART III
                                    --------


Item 9.  Directors and Executive Officers of the Registrant; Compliance with
         -------------------------------------------------------------------
         Section 16(a) of the Exchange Act
         ---------------------------------

    Information regarding the directors of the Company is included in the Company's Proxy Statement for the Annual Meeting to be held on June 21, 2001 under the heading "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.

    Set forth below is information with respect to the executive officers of the Company and its subsidiaries that do not serve as directors of the Company.

                  Name       Age                 Title
                  ----       ---                 -----
Earl C. McPherson             47  President of Essex First and Executive
                                  Vice President of Loan Production and
                                  Secondary Marketing of the Bank

Roy H. Rechkemmer, Jr.        38  Senior Vice President of Finance and Treasurer
                                  of the Company and the Bank

Mary-Jo Rawson                47  Senior Vice President and Chief Accounting
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

    Mary-Jo Rawson. Ms. Rawson presently serves as Senior Vice President and Chief Accounting Officer of the Company and the Bank. Prior to her employment with the Company, Ms. Rawson served in various accounting officer positions at NationsBank Corporation and its predecessor institution C&S/Sovran. Ms. Rawson's primary responsibilities emphasized regulatory reporting and accounting policies and procedures. At the time of her departure from NationsBank in 1992, Ms. Rawson was a Senior Vice President and the controller of the Bankcard Division. Ms. Rawson received a Bachelor of Science Degree in Business Administration from Old Dominion University in 1976.

    Information regarding compliance with Section 16(a) of the Securities Exchange Act is included in the Company's Proxy Statement for the Annual Meeting to be held on June 21, 2001 under the heading "Compliance with Section 16(a) of the Exchange Act," and the information included therein is incorporated herein by reference.


Item 10.  Executive Compensation
          ----------------------

    Information regarding compensation of executive officers and directors is incorporated herein by reference to the Company's Proxy Statement for the Annual Meeting to be held on June 21, 2001 under the headings "Directors Fees" and "Executive Compensation."

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

    Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement for the Annual Meeting to be held on June 21, 2001 under the headings "Securities Ownership of Certain Beneficial Owners" and "Information with Respect to Continuing Directors," and the information included therein is incorporated herein by reference.


Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     Information regarding certain relationships and related transactions is included in the Company's Proxy Statement for the Annual Meeting to be held on June 21, 2001 under the heading "Transactions with Certain Related Persons," and the information included therein is incorporated herein by reference.



                             [intentionally blank]


Item 13.  Exhibits and Reports on Form 8-K
          --------------------------------
(a)       1.  Financial Statements:
                                                                              Page in
                                                                              Annual
                                                                              Report*
                                                                              -------
              The following documents are filed as part of this report:

              Independent Auditors' Report.................................     14

              Report of Independent Accountants............................     15

              Consolidated Balance Sheets at December 31, 2000
               and 1999....................................................     16

              Consolidated Statements of Operations for the two
               years ended December 31, 2000...............................     17

              Consolidated Statements of Shareholders' Equity for
               the two years ended December 31, 2000.......................     18

              Consolidated Statements of Cash Flows for the two
               years ended December 31, 2000...............................  19-20

              Notes to Consolidated Financial Statements...................  21-41

              *Incorporated by reference from the indicated pages of the 2000
                Annual Report to Stockholders.

              The financial statements, together with the report thereon of KPMG LLP dated February 1, 2001 and PricewaterhouseCoopers LLP dated February 18, 2000, appearing on pages 14 through 15 of the accompanying 2000 Annual Report to Stockholders are incorporated by reference in this Form 10-KSB Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-KSB Annual Report.

          2.  Exhibits:

              The following exhibits are either filed as part of this Part III or are incorporated herein by reference:

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

                10.5* Fourth Amendment to the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan dated October 27, 1999. Filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K for the year ended December 3, 1999.

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

                10.13* Second Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan dated as of October 1, 1998. Filed as Exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.14* Restated Employment Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as exhibit 10.12 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.15* First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Mortgage Corporation and Gene D. Ross. Filed as Exhibit 10.14 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                10.16* Second Amendment to the Restated Employment Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B. and Essex Home Mortgage Servicing Corporation (successor to Essex Mortgage Corporation) and Gene D. Ross. Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.17* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.18* Restated Change in Control Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.19* Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.20* First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.21* Second Amendment to the Restated Executive Services Agreement dated as of January 1, 1999 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.22* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

                10.23* First Amendment to Change in Control Agreement dated as of January 1, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.24* Restated Change in Control Agreement dated as of November 22, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.25* Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp. dated as of April 15, 1998. Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                11          Statement re Computation of Per Share Earnings.
                            Filed as an exhibit to this report.

                13          The 2000 Annual Report is attached as Exhibit 13.
                            Portions of the 2000 Annual Report are incorporated by reference into this Form 10-KSB.

                21* Subsidiaries of the Registrant. Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

(b)       Reports on Form 8-K Filed in the Fourth Quarter of 2000

              On October 10, 2000, the Registrant filed a Form 8-K to report that effective October 4, 2000, the Registrant dismissed PricewaterhouseCoopers LLP as its independent accountants and engaged KPMG LLP as the Registrant's certifying accountants.

                                   SIGNATURES


    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Essex Bancorp, Inc.


                                By: /s/ Gene D. Ross
                                    ----------------
                                    Gene D. Ross
                                    Chairman, President,
                                    and Chief Executive
                                    Officer

                                    March 29, 2001
                                    --------------
                                        (Date)

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:  /s/ Gene D. Ross                       March 29, 2001
     ----------------                       --------------
     Gene D. Ross                               (Date)
     Chairman, President, Chief
     Executive Officer and
     Principal Financial Officer


By:  /s/ Mary-Jo Rawson                     March 29, 2001
     ------------------                     --------------
     Mary-Jo Rawson                             (Date)
     Chief Accounting Officer


By:  /s/ Robert G. Hecht                    March 29, 2001
     -------------------                    --------------
     Robert G. Hecht                            (Date)
     Director


By:  /s/ Roscoe D. Lacy, Jr.                March 29, 2001
     -----------------------                --------------
     Roscoe D. Lacy, Jr.                        (Date)
     Director


By:  /s/ Harry F. Radcliffe                 March 29, 2001
     ----------------------                 --------------
     Harry F. Radcliffe                         (Date)
     Director

                Exhibit Index

Exhibit No.               Description
-----------               -----------
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

   4.5*                   Specimen Common Stock Certificate of Essex Bancorp, Inc.

   4.6*                   Specimen Series B 9.5% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

   4.7*                   Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

  10.1*                   Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan, dated August 26, 1993.

  ------------------------------------------------------------------------------
   * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                Exhibit Index

Exhibit No.               Description
-----------               -----------
  10.2*                   First Amendment to the Essex Savings Bank, F.S.B.  Supplemental  Executive Retirement Plan,
                          dated June 5, 1997.

  10.3*                   Second  Amendment to the Essex  Savings  Bank,  F.S.B.  Supplemental  Executive  Retirement
                          Plan, dated November 1, 1997.

  10.4*                   Third Amendment to the Essex Savings Bank, F.S.B.  Supplemental  Executive Retirement Plan,
                          dated December 1, 1998.

  10.5*                   Fourth  Amendment to the Essex  Savings  Bank,  F.S.B.  Supplemental  Executive  Retirement
                          Plan, dated October 27, 1999.

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

  10.9*                   First Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of June 29, 1995.

  10.10*                  Second Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of May 23, 1996.

  10.11*                  Essex Bancorp, Inc. Employee Stock Purchase Plan.

  10.12*                  First Amendment to the Essex Bancorp,  Inc.  Employee Stock Purchase Plan, dated as of June
                          29, 1995.

  ------------------------------------------------------------------------------
   * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                Exhibit Index

Exhibit No.               Description
-----------               -----------
  10.13*                  Second  Amendment to the Essex Bancorp,  Inc.  Employee  Stock  Purchase Plan,  dated as of
                          October 1, 1998.

  10.14*                  Restated  Employment  Agreement  by and among Essex  Bancorp,  Inc.,  Essex  Savings  Bank,
                          F.S.B., Essex Mortgage Corporation and Gene D. Ross, dated as of January 1, 1998.

  10.15*                  First Amendment to the Restated  Executive  Services  Agreement by and among Essex Bancorp,
                          Inc.,  Essex Savings Bank,  F.S.B.,  Essex Mortgage  Corporation and Gene D. Ross, dated as of January 1, 1998.

  10.16*                  Second Amendment to the Restated  Executive  Services Agreement by and among Essex Bancorp,
                          Inc.,  Essex Savings Bank,  F.S.B.,  Essex Mortgage  Corporation and Gene D. Ross, dated as of October 1, 1999.

  10.17*                  Change in Control  Agreement by and among Essex  Bancorp,  Inc. and Gene D. Ross,  dated as of January 1, 1998.

  10.18*                  Restated  Change in Control  Agreement by and among Essex  Bancorp,  Inc. and Gene D. Ross, dated as of October 1, 1999.

  10.19*                  Restated  Executive  Services  Agreement by and among Essex  Savings  Bank,  F.S.B.,  Essex
                          First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1998.

  ------------------------------------------------------------------------------
   * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                Exhibit Index

Exhibit No.               Description
-----------               -----------
  10.20*                  First  Amendment to the Restated  Executive  Services  Agreement by and among Essex Savings
                          Bank, F.S.B., Essex First Mortgage  Corporation and Earl C. McPherson,  dated as of January
                          1, 1998.

  10.21*                  Second Amendment to the Restated  Executive  Services  Agreement by and among Essex Savings
                          Bank, F.S.B., Essex First Mortgage  Corporation and Earl C. McPherson,  dated as of January
                          1, 1999.

  10.22*                  Change in Control Agreement by and among Essex Bancorp,  Inc. and Earl C. McPherson,  dated as of January 1, 1998.

  10.23*                  First  Amendment to the Change in Control  Agreement by and among Essex  Bancorp,  Inc. and
                          Earl C. McPherson, dated as of January 1, 1999.

  10.24*                  Restated  Change  in  Control  Agreement  by and  among  Essex  Bancorp,  Inc.  and Earl C.
                          McPherson, dated as of November 22, 1999.

  10.25*                  Subservicing  Agreement between Essex Home Mortgage  Servicing  Corporation and Continental
                          Capital Corp., dated as of April 15, 1998.

  11                      Statement re Computation of Per Share Earnings.  Filed as an exhibit to this report.

  13                      The 2000 Annual  Report is attached as Exhibit 13.  Portions of the 2000 Annual  Report are
                          incorporated by reference into this Form 10-KSB.

  21*                     Subsidiaries of the Registrant.

 ------------------------------------------------------------------------------
   * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.