Form 10QSB
period 2001-03-31
ESSEX BANCORP INC /NEW
filed 2001-05-15
CIK 847325

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     March 31, 2001
                              ------------------------

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                              ----------------------------

Commission file number                 1-10506
                      ------------------------------------

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


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No ___.
    ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,060,642 shares of Common Stock, par value $.01 per share, as of May 10, 2001.

Transitional Small Business Disclosure Format (check one):  Yes ___  No  X .
                                                                        ---

                              Essex Bancorp, Inc.
                    Quarterly Report on Form 10-QSB for the
                         Quarter Ended March 31, 2001

                               Table of Contents
                               -----------------

                                                                                Page
                                                                                ----
Part I       FINANCIAL INFORMATION

             Item 1. Financial Statements                                          3

                     Consolidated Balance Sheets as of March 31, 2001
                     (unaudited) and December 31, 2000                             3

                     Consolidated Statements of Operations (unaudited)
                     for the three months ended March 31, 2001
                     and 2000                                                      4

                     Consolidated Statement of Shareholders' Equity
                     (unaudited) for the three months ended
                     March 31, 2001                                                5

                     Consolidated Statements of Cash
                     Flows (unaudited) for the three months
                     ended March 31, 2001 and 2000                                 6

                     Notes to Consolidated Financial
                     Statements (unaudited)                                        7

             Item 2. Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                                    9

Part II      OTHER INFORMATION

             Item 1. Legal Proceedings                                            13

             Item 2. Changes in Securities and Use of Proceeds                    13

             Item 3. Defaults Upon Senior Securities                              13

             Item 4. Submission of Matters to a Vote
                     of Security Holders                                          13

             Item 5. Other Information                                            13

             Item 6. Exhibits and Reports on Form 8-K                             13

                         Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                    March 31,      December 31,
                                                                                      2001             2000
                                                                                      ----             ----
                                                                                   (unaudited)
ASSETS
    Cash ..................................................................      $   6,946,168    $   5,729,199
    Interest-bearing deposits .............................................         10,785,928       10,985,110
    Federal funds sold ....................................................          1,101,291        1,068,776
                                                                                 -------------    -------------
         Cash and cash equivalents ........................................         18,833,387       17,783,085
    Federal Home Loan Bank stock ..........................................          2,765,000        2,765,000
    Securities available for sale at fair value ...........................             20,839           20,557
    Securities held for investment - fair value of
      $1,808,000 in 2001 and $1,781,000 in 2000 ...........................          1,759,450        1,760,472
    Mortgage-backed securities held for investment - fair
      value of $483,000 in 2001 and $481,000 in 2000 ......................            479,708          479,738
    Loans, net of allowance for loan losses of $1,801,000
      in 2001 and $1,740,000 in 2000 ......................................        268,844,023      265,854,916
    Loans held for sale ...................................................          1,922,434        1,095,447
    Mortgage servicing rights .............................................          2,023,892        2,115,389
    Foreclosed properties, net ............................................            483,974          188,148
    Accrued interest receivable ...........................................          1,992,180        1,954,166
    Advances for taxes, insurance, and other ..............................            525,302          904,507
    Premises and equipment ................................................          3,915,063        3,971,540
    Deferred tax asset, net ...............................................          4,544,919        4,662,558
    Other assets ..........................................................            572,926        4,166,180
                                                                                 -------------    -------------
             Total Assets .................................................      $ 308,683,097    $ 307,721,703
                                                                                 =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
    Deposits:
      Noninterest-bearing .................................................      $  18,597,118    $  20,355,364
      Interest-bearing ....................................................        234,584,448      222,240,222
                                                                                 -------------    -------------
         Total deposits ...................................................        253,181,566      242,595,586
    Federal Home Loan Bank advances .......................................         31,000,000       41,000,000
    Capitalized lease obligations .........................................             74,299           99,931
    Other liabilities .....................................................          2,363,313        2,158,934
                                                                                 -------------    -------------
             Total Liabilities ............................................        286,619,178      285,854,451

SHAREHOLDERS' EQUITY
    Series B preferred stock, $6.67 stated value:
      Authorized shares - 2,250,000
      Issued and outstanding shares - 2,125,000 ...........................         14,173,750       14,173,750
    Series C preferred stock, $6.67 stated value:
      Authorized shares - 125,000
      Issued and outstanding shares - 125,000 .............................            833,750          833,750
    Common stock, $.01 par value:
      Authorized shares - 20,000,000
      Issued and outstanding shares - 1,060,642 ...........................             10,606           10,606
    Additional paid-in capital ............................................          8,687,761        8,687,761
    Accumulated deficit ...................................................         (1,641,948)      (1,838,615)
                                                                                 -------------    -------------
             Total Shareholders' Equity ...................................         22,063,919       21,867,252
                                                                                 -------------    -------------
             Total Liabilities and Shareholders' Equity ...................      $ 308,683,097    $ 307,721,703
                                                                                 =============    =============


                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

                                                                  Three Months Ended March 31,
                                                                 -----------------------------
                                                                    2001               2000
                                                                    ----               ----
INTEREST INCOME
    Loans, including fees......................................  $ 5,580,564       $ 4,870,972
    Federal funds sold.........................................       16,049            16,771
    Investment securities, including dividend income...........       77,188            83,801
    Mortgage-backed securities.................................        8,494             8,075
    Other......................................................      147,896           127,582
                                                                 -----------       -----------
             Total Interest Income.............................    5,830,191         5,107,201
                                                                 -----------       -----------

INTEREST EXPENSE
    Deposits...................................................    3,344,140         2,529,352
    Federal Home Loan Bank advances............................      566,354           760,314
    Other......................................................        4,169             8,410
                                                                 -----------       -----------
             Total Interest Expense............................    3,914,663         3,298,076
                                                                 -----------       -----------

             Net Interest Income...............................    1,915,528         1,809,125
PROVISION FOR LOAN LOSSES......................................      131,249           100,000
                                                                 -----------       -----------
             Net Interest Income After
             Provision for Loan Losses.........................    1,784,279         1,709,125

NONINTEREST INCOME
    Loan servicing fees........................................      273,784           303,362
    Mortgage banking income, including
      gains on sales of loans held for sale....................       84,138            32,567
    Other service charges and fees.............................      186,568           167,705
    Gain on sale of loans......................................       83,806                --
    Other......................................................      175,834            91,953
                                                                 -----------       -----------
             Total Noninterest Income..........................      804,130           595,587
                                                                 -----------       -----------

NONINTEREST EXPENSE
    Salaries and employee benefits.............................    1,274,703         1,132,723
    Net occupancy and equipment................................      254,728           224,610
    Deposit insurance premiums.................................       28,115            25,757
    Amortization of intangible assets..........................           --            15,519
    Service bureau.............................................      158,461           159,364
    Professional fees..........................................       68,260            48,598
    Foreclosed properties, net.................................       21,957            10,509
    Other......................................................      461,879           384,328
                                                                 -----------       -----------
             Total Noninterest Expense.........................    2,268,103         2,001,408
                                                                 -----------       -----------

             Income Before Income Taxes........................      320,306           303,304
PROVISION FOR INCOME TAXES.....................................      123,639           124,038
                                                                 -----------       -----------

             Net Income........................................  $   196,667       $   179,266
                                                                 ===========       ===========

    Loss available to common shareholders (Note 2).............  $  (372,020)      $  (340,041)
                                                                 ===========       ===========

    Basic and diluted loss per common share (Note 2)...........  $      (.35)      $      (.32)
                                                                 ===========       ===========

                 See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
          CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                   For the three months ended March 31, 2001

                                          Series B         Series C
                                          Preferred        Preferred       Common      Additional
                                        Stock, $6.67     Stock, $6.67    Stock, $.01     Paid-in    Accumulated
                                        Stated Value     Stated Value     Par Value      Capital      Deficit          Total
                                        ------------     ------------     ---------      -------      -------          -----
Balance at January 1, 2001..........    $ 14,173,750     $  833,750       $  10,606    $8,687,761   $(1,838,615)   $21,867,252

Net income..........................               -              -               -             -       196,667        196,667
                                        ------------     ----------       ---------    ----------   -----------    -----------

Balance at March 31, 2001...........    $ 14,173,750     $  833,750       $  10,606    $8,687,761   $(1,641,948)   $22,063,919
                                        ============     ==========       =========    ==========   ===========    ===========

                See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                               2001            2000
                                                                                               ----            ----
OPERATING ACTIVITIES
    Net income ......................................................................     $    196,667    $    179,266
    Adjustments to reconcile net income to cash
        provided by operating activities:
        Provisions for losses on loans, foreclosed properties and other..............          155,514         122,600
        Depreciation and amortization of premises and equipment .....................          104,916          86,755
        (Accretion) amortization of:
           Premiums and discounts on loans and securities ...........................          (59,333)         18,779
           Mortgage servicing rights ................................................          145,693         133,556
           Excess of costs over equity in net assets acquired .......................                -          15,519
        Mortgage banking activities:
           Net increase in loans originated for resale ..............................         (750,971)       (302,870)
           Realized gains from sale of loans ........................................          (76,016)        (27,915)
        Realized (gains) losses from sales of:
           Loans ....................................................................          (83,806)              -
           Foreclosed properties ....................................................              422           2,122
        Changes in operating assets and liabilities:
           Accrued interest receivable ..............................................          (38,014)       (210,148)
           Advances for taxes, insurance and other ..................................          370,205         248,739
           Deferred tax asset, net ..................................................          117,639         124,038
           Other assets .............................................................        3,593,254       1,069,989
           Other liabilities ........................................................          204,430         717,332
                                                                                          ------------    ------------

    Net cash provided by operating activities .......................................        3,880,600       2,177,762

INVESTING ACTIVITIES
    Purchase of Federal Home Loan Bank stock ........................................                -        (500,000)
    Purchase of securities available for sale .......................................             (282)           (269)
    Net purchases of loans and participations .......................................      (13,011,277)    (15,753,304)
    Sale of loans ...................................................................        6,100,060               -
    Net decrease in net loans .......................................................        3,546,609       2,518,259
    Proceeds from sales of foreclosed properties ....................................           76,930           6,945
    Increase in foreclosed properties ...............................................                -        (114,558)
    (Increase) decrease in mortgage servicing rights ................................          (54,196)         11,716
    Purchases of premises and equipment .............................................          (48,439)       (370,739)
                                                                                          ------------    ------------

    Net cash used in investing activities ...........................................       (3,390,595)    (14,201,950)

FINANCING ACTIVITIES
    Net decrease in NOW and savings deposits ........................................       (1,408,825)     (2,805,986)
    Net increase in certificates of deposit .........................................       11,994,805       2,940,687
    Proceeds from Federal Home Loan Bank advances ...................................       26,000,000      12,000,000
    Repayments of Federal Home Loan Bank advances ...................................      (36,000,000)     (2,150,000)
    Payments on capital lease obligations ...........................................          (25,632)        (21,389)
    Other ...........................................................................              (51)         (1,973)
                                                                                          ------------    ------------

    Net cash provided by financing activities .......................................          560,297       9,961,339
                                                                                          ------------    ------------

    Increase (decrease) in cash and cash equivalents ................................        1,050,302      (2,062,849)
    Cash and cash equivalents at beginning of period ................................       17,783,085      18,951,123
                                                                                          ------------    ------------

    Cash and cash equivalents at end of period ......................................     $ 18,833,387    $ 16,888,274
                                                                                          ============    ============

NONCASH INVESTING AND FINANCING ACTIVITIES
    Transfers from loans to foreclosed properties ...................................     $    388,443    $     45,855

SUPPLEMENTAL CASH FLOW INFORMATION
    Cash paid during the period for:
        Interest ....................................................................     $  2,031,802    $  1,846,373
        Income taxes ................................................................     $     11,000    $          -

                 See notes to consolidated financial statements.

                     ESSEX BANCORP, INC. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                March 31, 2001

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of Essex Bancorp, Inc. and subsidiaries ("EBI") have been prepared in accordance with accounting principles generally accepted in the United States of America for condensed interim financial statements and, therefore, do not include all information required by accounting principles generally accepted in the United States of America for complete financial statements. The notes included herein should be read in conjunction with the notes to EBI's financial statements for the year ended December 31, 2000 included in the EBI 2000 Annual Report.

In the opinion of management, the accompanying unaudited financial statements include all adjustments (including normal recurring entries) necessary for a fair presentation of EBI's financial condition and interim results of operations. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect (i) reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and (ii) the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - EARNINGS PER SHARE

The components of EBI's earnings per share calculations for the three months ended March 31 are as follows:

                                                                    2001             2000
                                                                    ----             ----
     Net income                                                 $  196,667       $  179,266
     Accumulated undeclared preferred stock dividends             (568,687)        (519,307)
                                                                ----------       ----------
     Net loss available to common shareholders                  $ (372,020)      $ (340,041)
                                                                ==========       ==========

     Weighted average common shares outstanding                  1,060,642        1,060,642
                                                                ==========       ==========

EBI's potential common shares are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted earnings per share are the same.

NOTE 3 - SEGMENT INFORMATION

The following segment information for EBI for the three months ended March 31, 2001 and 2000 is presented on the same basis and for the same segments as those presented in EBI's 2000 Annual Report.

                                 Retail                            Mortgage
                                Community        Mortgage            Loan          Corporate/
                                 Banking          Banking          Servicing      Eliminations          Total
                                 -------          -------          ---------      ------------          -----
                                                                 (in thousands)
First Quarter 2001
Customer revenues              $   1,481          $    607         $    632        $        -        $   2,720
Affiliate revenues                     3                41              127              (171)               -
Depreciation and amortization         40                15               24                26              105
Pre-tax income                       745               125              140              (690)             320
Total assets                     232,072            74,421           11,215            (9,025)         308,683

First Quarter 2000
Customer revenues              $   1,360          $    497         $    548        $        -        $   2,405
Affiliate revenues                     3                65              121              (189)               -
Depreciation and amortization         32                14               22                19               87
Pre-tax income                       670               134               76              (577)             303
Total assets                     223,289            61,726            7,995            (4,413)         288,597

Customer revenues consist of (i) net interest income, which represents the difference between interest earned on loans and investments and interest paid on deposits and other borrowings and (ii) noninterest income, which consists primarily of mortgage loan servicing fees, mortgage banking income (primarily gains on the sale of loans), and service charges and fees (primarily on deposits and the loan servicing portfolio). Revenues and pre-tax income for the retail community banking segment include a cost of funds allocation to its mortgage banking division. Conversely, revenues and pre-tax income for the mortgage banking segment have been reduced by a cost of funds allocation based on the average cost of Essex Savings Bank, F.S.B.'s interest-bearing liabilities.

NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 became effective for fiscal years beginning after June 15, 2000. Accordingly, EBI adopted SFAS 133 effective January 1, 2001. Due to EBI's limited use of derivative instruments, the adoption of SFAS 133 had no significant effect on its results of operations or its financial position.

NOTE 5 - RECLASSIFICATION

Certain 2000 amounts have been restated to conform to current year presentation. These adjustments had no effect on net income or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Financial Condition
-------------------

     Total assets of Essex Bancorp, Inc. ("EBI") at March 31, 2001 were $308.7 million as compared to $307.7 million at December 31, 2000. The increase in total assets resulted primarily from increases of (i) $3.0 million in loans held for investment, which was attributable to net participation purchases of $13.0 million of builder construction loans, which was partially offset by a decline in fixed-rate mortgage loans precipitated by refinance activity in the lower interest rate environment during the first quarter of 2001, coupled with a $6.1 million sale of fixed-rate first mortgage loans in order to maintain Essex Savings Bank, F.S.B.'s (the "Bank") regulatory well-capitalized status, (ii) $827,000, or 75.5%, in loans held for sale attributable to the increased volume of loan originations and (iii) $1.1 million in cash and cash equivalents. These increases were partially offset by a $3.6 million decline in other assets resulting from lower servicing-related and operating receivables.

     Deposits, the primary source of EBI's funds, totaled $253.2 million at March 31, 2001 as compared to $242.6 million at December 31, 2000, an increase of approximately $10.6 million or 4.4%. A $12.3 million increase in interest-bearing deposits occurred primarily in certificates of deposit at the Bank's Emporia, Richmond and Ashland, Virginia retail banking branches. This increase was partially offset by a $1.8 million decline in noninterest-bearing deposits resulting from fluctuations in loan servicing escrow accounts maintained by Essex Home Mortgage Servicing Corporation ("Essex Home") at the Bank. In order to minimize total asset growth and maintain the Bank's regulatory well-capitalized status, EBI utilized the growth in deposits to fund a reduction in Federal Home Loan Bank ("FHLB") advances, which declined $10.0 million or 24.4%.

Results of Operations
---------------------

First Quarter of 2001 Compared to First Quarter of 2000

     EBI's net income for the three months ended March 31, 2001 totaled $197,000, compared to net income of $179,000 for the three months ended March 31, 2000. EBI's earnings during the first quarter of 2001 reflected (i) a $106,000 increase in net interest income over the comparable period in 2000, resulting from an increase in average interest-earning assets, (ii) a $132,000 increase in gains on sales of loans and (iii) an $84,000 increase in other noninterest income resulting from higher ancillary fees on Essex Home's nonaffiliated servicing portfolio. The benefits of these improvements were offset in part by (i) a $31,000 increase in the provision for loan losses and
(ii) a $267,000 increase in noninterest expenses resulting from higher personnel expenses, advertising expenses and legal fees in the first quarter of 2001.

         Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended March 31:

                                                       2001                                 2000
                                         --------------------------------     -------------------------------
                                         Average                   Yield/     Average                  Yield/
                                         Balance      Interest      Rate      Balance      Interest     Rate
                                         -------      --------     ------     -------      --------    -----
                                                                  (dollars in thousands)
     Interest-earning assets:
      Loans (1)......................    $276,097      $5,581        8.08%    $246,540      $4,871       7.90%
      Investment securities..........       4,546          77        6.79        5,384          84       6.23
      Mortgage-backed
          securities.................         480           8        7.08          480           8       6.73
      Federal funds sold.............       1,173          16        5.47        1,203          17       5.58
      Other..........................      10,537         148        5.61        9,096         127       5.61
                                         --------      ------                 --------      ------
         Total interest-earning
           assets (1)................    $292,833       5,830        7.97     $262,703       5,107       7.78
                                         ========      ------                 ========      ------

   Interest-bearing liabilities:
      Deposits.......................    $229,039       3,344        5.92     $193,276       2,529       5.26
      FHLB advances..................      39,145         567        5.87       52,121         760       5.87
      Other..........................          88           4       19.14          182           9      18.62
                                         --------      ------                 --------      ------
         Total interest-bearing
           liabilities...............    $268,272       3,915        5.92     $245,579       3,298       5.45
                                         ========      ------                 ========      ------

   Net interest earnings.............                  $1,915                               $1,809
                                                       ======                               ======

   Net interest spread (1)...........                                2.05%                               2.33%
                                                                     ====                                ====

   Net interest margin (1)...........                                2.62%                               2.75%
                                                                     ====                                ====

   Average interest-earning assets
      to average interest-bearing
      liabilities....................      109.16%                              106.97%
                                         ========                               ======

(1) Nonaccrual loans are included in the average balance of loans. Yield calculation includes the accretion of net deferred loan fees.

         The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.

                                                             Increase (Decrease) From First Quarter of 2000
                                                                     to First Quarter of 2001 Due to
                                                             ----------------------------------------------
                                                               Volume (1)         Rate (1)             Net
                                                               ------             ----                 ---
                                                                               (in thousands)
         Interest income on:
            Loans (2)................................            $ 595            $ 115              $ 710
            Investment securities....................              (14)               7                 (7)
            Mortgage-backed securities...............                -                -                  -
            Federal funds sold.......................               (1)               -                 (1)
            Other interest-earning assets............               21                -                 21
                                                                 -----            -----              -----
               Total interest income (2).............              601              122                723

         Interest expense on:
            Deposits.................................              486              329                815
            FHLB advances............................             (193)               -               (193)
            Other interest-bearing liabilities.......               (5)               -                 (5)
                                                                 -----            -----              -----
               Total interest expense................              288              329                617
                                                                 -----            -----              -----

               Net interest income...................            $ 313            $(207)             $ 106
                                                                  ====             ====               ====

         (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
         (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

     Net interest income increased from $1.8 million for the first quarter of 2000 to $1.9 million for the first quarter of 2001, which reflected the favorable impact of a 12.0% increase in average loans, coupled with an 18 basis point increase in the average yield on loans. However, a 13 basis point decline in net interest margin resulted from EBI's higher cost of deposits relative to the first quarter of 2000. Management expects that the repricing of deposits and borrowings to lower interest rates will favorably impact the net interest margin. However, lower interest rates are also contributing to an increase in the volume of refinancings to lower fixed-rate loans. Therefore, in order to reduce its sensitivity during a period of relatively low market rates, EBI will continue investing in higher yielding construction and development loans.

     Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended March 31 are as follows (in thousands):

                                              2001       2000
                                              ----       ----
     Balance at beginning of period .....   $ 1,740    $ 1,697
     Provision for loan losses ..........       131        100
                                            -------    -------
                                              1,871      1,797
     Loans charged-off, net of recoveries       (70)      (100)
                                            -------    -------
     Balance at end of period ...........   $ 1,801    $ 1,697
                                            =======    =======

     Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At March 31, 2001, nonperforming assets of $1.1 million as a percentage of total assets were
 .36% as compared to nonperforming assets of $749,000, or .24% of total assets, at December 31, 2000. The increase in the balance of nonperforming assets and the overall growth of the loan portfolio was the basis for management's determination to add to the allowance for loan losses during the first quarter of 2001.

     Noninterest Income. Noninterest income for the first quarter of 2001 totaled $804,000, a $209,000 or 35.0% increase over $596,000 for the first quarter of 2000. This increase was primarily attributable to (i) a $52,000 increase in mortgage banking income, primarily gains on sales of loans held for sale, resulting from an increase in loan originations in the lower interest rate environment, (ii) an $84,000 gain on sale of fixed-rate mortgage loans required to maintain the Bank's regulatory well-capitalized status and (iii) an $84,000 increase in other noninterest income resulting from higher ancillary fees on Essex Home's nonaffiliated servicing portfolio.

     Noninterest Expense. Noninterest expense for the first quarter of 2001 totaled $2.3 million, a $267,000 or 13.3% increase over $2.0 million for the first quarter of 2000. This increase was primarily attributable to increases of
(i) $142,000 in personnel expenses resulting from new staffing for the Bank's retail banking branch in Ashland, Virginia that opened in May 2000 and higher staffing at Essex First Mortgage, a division of the Bank, to support the increase in loan origination volume and (ii) $78,000 in other noninterest expenses resulting from higher advertising expenses at the Bank and Essex Home in the first quarter of 2001 and an expense reversal recognized in the first quarter of 2000 for the adjudicated recovery of legal fees previously paid in connection with a servicing client's bankruptcy.

     Income Taxes. The provision for income taxes was $124,000 during the first quarters of 2001 and 2000, representing 39% and 41%, respectively, of pre-tax income. EBI had previously recognized income tax benefits arising from net tax operating loss carryforwards expected to be realized for the years 2001 and 2000.

Going-Private Transaction
-------------------------

         As announced on February 1, 2001, EBI's Board of Directors (the "Board") formed a Special Committee and authorized it to undertake the requisite activities to ascertain the structure, fairness and advisability of a going-private transaction. Having concluded these activities, on March 29, 2001, the Special Committee recommended and the Board unanimously approved a proposal that EBI proceed with a going-private transaction whereby EBI would merge with a subsidiary, and EBI's common shareholders would receive a cash payment of $1.45 per share. The Board intends to submit the going-private proposal to EBI's shareholders for their approval at EBI's annual meeting. That meeting was originally scheduled to be held on June 21, 2001, but will be postponed to a date during the summer of 2001 that EBI will announce at a later date. This disclosure is not an offer to acquire any shares of common stock. EBI's shareholders will receive a proxy statement describing the proposed going-private transaction (including any conditions to the closing of the transaction). Any decision regarding such a transaction should be based on the information contained in the proxy statement.

                             [intentionally blank]

                          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings - Not Applicable

Item 2.   Changes in Securities and Use of Proceeds - Not Applicable

Item 3.   Defaults Upon Senior Securities - Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders - Not Applicable

Item 5.   Other Information - Not Applicable

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b) Reports on Form 8-K - EBI filed a Form 8-K on February 6, 2001 in which EBI reported under Item 5 - Other Events the issuance of a press release on February 1, 2001. This press release announced that, among other things, at a meeting on February 1, 2001, EBI's Board of Directors unanimously decided to consider the viability of a going-private transaction, which would be subject to the recommendation and approval of a Special Committee. If such a transaction goes forward, it will also be subject to shareholder approval. The press release also announced EBI's earnings for 2000.

                                   SIGNATURE

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                             Essex Bancorp, Inc.





          May 15, 2001                            By:   /s/ Gene D. Ross
          ------------                                  ----------------
             (Date)                                     Gene D. Ross
                                                        Chairman, President,
                                                        and Chief Executive
                                                        Officer





          May 15, 2001                            By:   /s/ Mary-Jo Rawson
          ------------                                  ------------------
             (Date)                                     Mary-Jo Rawson
                                                        Chief Accounting Officer