Form 10KSB40/A
period 2000-12-31
ESSEX BANCORP INC /NEW
filed 2001-05-30
CIK 847325

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              FORM 10-KSB/A No. 1

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended           December 31, 2000
                          ------------------------------------------------

                                           OR

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
                              --------------------------------------------

Commission file number                   1-10506
                          ------------------------------------------------

                                    Essex Bancorp, Inc.
                          ------------------------------------------------
                           (Name of small business issuer in its charter)

             Delaware                                  54-1721085
 --------------------------------                 --------------------
 (State or other jurisdiction of)                   (I.R.S. Employer
  incorporation or organization)                   Identification No.)

    Interstate Corporate Center
       Building 9, Suite 200
         Norfolk, Virginia                                23502
 --------------------------------                 --------------------
      (Address of principal                             (Zip Code)
        executive offices)

Issuer's telephone number, including area code: (757) 893-1300

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, Par Value $.01 Per Share          American Stock Exchange
--------------------------------------       ------------------------------
         (Title of Class)                    (Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X
                                                                        ---
No __

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A No. 1. [X]

Issuer's revenues for its most recent fiscal year were $24,782,606.

As of May 24, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was approximately $1,331,186. The aggregate market value is computed with reference to the average bid and asked prices. Shares of common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily conclusive.

As of May 24, 2001, 1,060,642 shares of common stock ($.01 par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated by reference into Parts I and II hereof.

Transitional Small Business Disclosure Format (check one):  Yes ____  No X
                                                                        ---

                              Essex Bancorp, Inc.
                      Annual Report on Form 10-KSB for the
                          Year Ended December 31, 2000

                               Table of Contents
                               -----------------

Part I                                                                  Page
------                                                                  ----
Item 1      Description of Business..................................      3
Item 2      Description of Properties................................     36
Item 3      Legal Proceedings........................................     37
Item 4      Submission of Matters to a Vote of Security Holders......     37


Part II
-------

Item 5      Market for Registrant's Common Equity and
              Related Stockholder Matters..............................   37
Item 6      Management's Discussion and Analysis of
              Financial Condition and Results of Operations............   38
Item 7      Financial Statements.....................................     38
Item 8      Changes in and Disagreements with Accountants
              on Accounting and Financial Disclosure...................   38


Part III
--------

Item 9      Directors and Executive Officers; Compliance
              With Section 16(a) of the Exchange Act...................   39
Item 10     Executive Compensation...................................     41
Item 11     Security Ownership of Certain Beneficial
              Owners and Management....................................   45
Item 12     Certain Relationships and Related Transactions...........     48
Item 13     Exhibits and Reports on Form 8-K.........................     49

                                     PART I
                                     ------

Item 1.     Description of Business
            -------------- --------

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


                      Essex Bancorp, Inc. and Subsidiaries
                              Organizational Chart



                              -------------------
                              |                 |
                              |   The Company   |
                              |                 |
                              -------------------
                                       |
                                       |
                                       |
                                       |
                              -------------------
                              |                 |
                              |    The Bank     |
                              |                 |
                              -------------------
                                       |
                                       |
                    --------------------------------------
                    |                                    |
           -------------------                   -------------------
           |                 |                   |                 |
           |   First Title   |                   |    Essex Home   |
           |                 |                   |                 |
           -------------------                   -------------------
                                                         |
                                                         |
                                                 -------------------
                                                 |                 |
                                                 |      EHADC      |
                                                 |                 |
                                                 -------------------





                Each company is owned 100% by its parent entity.

Defined Term                        Formal Name
------------                        -----------

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

    On February 1, 2001, the Company announced that its Board of Directors unanimously decided to pursue a going-private transaction, which would be subject to the recommendation and approval of a Special Committee. If such a transaction goes forward, it will also be subject to shareholder approval. In a going-private transaction, the Company would merge with a newly-formed subsidiary and the Company's common shareholders would receive a cash payment for their shares that would represent a premium over the current and recent market prices for the shares. The subsidiary, EAC, was incorporated in March 2001. The Board of Directors believes that such a going-private transaction may be the best way to provide liquidity and a return to the Company's common shareholders. Although there can be no assurances that the going-private transaction will take place, the Board of Directors currently anticipates that it may submit a proposal to the Company's shareholders for their approval at the Company's annual meeting. If the going-private transaction is approved, EAC will become the surviving holding company.

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



                             [intentionally blank]

                                                     2000                           1999                           1998
                                         ---------------------------    -------------------------     ---------------------------
                                         Average               Yield/   Average             Yield/    Average               Yield/
                                         Balance   Interest     Rate    Balance   Interest   Rate     Balance    Interest    Rate
                                         -------   --------     ----    -------   --------   ----     -------    --------    ----
                                                                          (dollars in thousands)
   Interest-earning assets:
      Loans (1)......................    $258,119  $ 21,131     8.19%   $215,897   $16,645    7.71%   $178,078   $14,608    8.20%
      Investment securities..........       4,408       301     6.82       4,523       259    5.74       3,902       226    5.79
      Mortgage-backed securities.....         480        35     7.32         798        46    5.77       1,871       122    6.50
      Federal funds sold.............       1,157        72     6.20       1,365        67    4.90       2,069       111    5.37
      Other..........................       7,660       664     8.66       8,888       441    4.96       6,835       363    5.29
                                         --------  --------             --------   -------            --------   -------
         Total interest-earning
           assets....................     271,824    22,203     8.16     231,471    17,458    7.54     192,755    15,430    8.00
   Cash..............................       5,895                          5,850                         4,615
   Other, less allowance for loan
           losses....................      14,818                         11,041                         9,866
                                         --------                       --------                      --------
      Total assets...................    $292,537                       $248,362                      $207,236
                                         ========                       ========                      ========

   Interest-bearing liabilities:
      Time deposits..................    $162,487     9,498     5.85%   $140,648     7,651    5.44%   $121,752     6,904    5.67%
      Other deposits.................      42,147     1,902     4.51      43,731     1,907    4.36      35,431     1,587    4.48
                                         --------  --------             --------   -------            --------   -------
         Total deposits..............     204,634    11,400     5.57     184,379     9,558    5.18     157,183     8,491    5.40
      Notes payable..................           -         -        -           -         -       -           8         1    9.32
      FHLB advances..................      48,723     3,132     6.43      29,233     1,583    5.42      21,553     1,230    5.71
      Other..........................         147        28    18.66         231        43   18.46         303        56   18.30
                                         --------  --------             --------   -------            --------   -------
         Total interest-bearing
            liabilities..............     253,504    14,560     5.74     213,843    11,184    5.25     179,047     9,778    5.46
                                                   --------                        -------                       -------       -
   Demand deposits...................      16,618                         16,691                         9,504
   Other.............................       3,718                          1,566                         3,589
                                         --------                       --------                      --------
      Total liabilities..............     273,840                        232,100                       192,140

   Shareholders' equity..............      18,697                         16,262                        15,096
                                         --------                       --------                      --------
      Total liabilities and
            shareholders' equity.....    $292,537                       $248,362                      $207,236
                                         ========                       ========                      ========

   Net interest earnings.............              $  7,643                        $ 6,274                       $ 5,652
                                                   ========                        =======                       =======
   Net interest spread...............                           2.42%                         2.29%                         2.54%
                                                             =======                       ========                      =======
   Net interest margin (2)...........                           2.81%                         2.71%                         2.93%
                                                             =======                       ========                      =======
   Average interest-earning assets
      to average interest-bearing
      liabilities....................                         107.23%                       108.24%                       107.66%
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

                                       Increase (Decrease) From      Increase (Decrease) From
                                     1999 to 2000 Due to                1998 to 1999 Due to
                                   ------------------------------   ----------------------------
                                       Rate      Volume      Net     Rate     Volume     Net
                                       ----      ------      ---     ----     ------     ---
                                                       (dollars in thousands)
 Interest income on:
   Loans (1)                            $1,078    $3,408   $4,486    $(920)   $2,957    $2,037
   Investment securities                    48        (6)      42       (2)       35        33
   Mortgage-backed securities               10       (21)     (11)     (13)      (63)      (76)
   Federal funds sold                       16       (11)       5       (9)      (35)      (44)
   Other interest-earning assets           291       (68)     223      (24)      102        78
                                        ------    ------   ------    -----    ------    ------
        Total interest income (2)        1,443     3,302    4,745     (968)    2,996     2,028
                                        ------    ------   ------    -----    ------    ------

 Interest expense on:
   Time deposits                           604     1,243    1,847     (290)    1,037       747
   Other deposits                           65       (70)      (5)     (43)      363       320
   Notes payable                             -         -        -        -        (1)       (1)
   FHLB advances                           339     1,210    1,549      (65)      418       353
   Other interest-bearing
     liabilities                             -       (15)     (15)       -       (13)      (13)
                                        ------    ------   ------    -----    ------    ------
        Total interest expense           1,008     2,368    3,376     (398)    1,804     1,406
                                        ------    ------   ------    -----    ------    ------

        Net interest income             $  435    $  934   $1,369    $(570)   $1,192    $  622
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

                                        Year Ended December 31,
                              -----------------------------------------
                                    2000        1999        1998
                                    ----        ----        ----
   Return on average assets..       1.32% (1)    .87% (2)     .49%
   Return on average equity..      20.71% (1)  13.28% (2)    6.71%
   Equity to assets ratio....       6.39%       6.55%        7.28%
   Dividend payout ratio.....       0.00%       0.00%        0.00%

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

      Since the enactment of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA"), a savings institution generally may not make loans to one borrower and related entities in an amount which exceeds 15% of its unimpaired capital and surplus, although loans in an amount equal to an additional 10% of unimpaired capital and surplus may be made to a borrower if the loans are fully secured by readily marketable securities. See "Regulation - Regulation of the Bank - General." At December 31, 2000, the Bank's limit on loans-to-one borrower was approximately $2.9 million. The loans-to-one borrower limitation may restrict the Bank's ability to do business with certain existing and potential customers. Partially because of this limitation, the Bank has increased its use of participations in order to expand its builder construction loan program. See "-Construction and Development Loans."

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

      Loan Portfolio Composition. The following table sets forth information concerning the Company's loan portfolio (excluding loans held for sale) by type of loan at the dates indicated:

                                                           December 31,
                                    -------------------------------------------------------------------------
                                                2000                  1999                   1998
                                                ----                  ----                   ----
                                             $        %            $        %              $       %
                                             -        -            -        -              -       -
                                                           (dollars in thousands)
Real estate:
 Single-family residential:
   First mortgages.................     $ 189,302   70.8%     $ 173,372      72.0%     $ 152,891    78.6%
   Second mortgages................         3,004    1.1          4,268       1.8          7,525     3.9
 Construction and development......        55,436   20.7         42,477      17.7         19,430    10.0
 Commercial real estate............         3,987    1.5          4,645       1.9          6,470     3.3
                                         --------  -----       --------  --------       --------   -----
   Total real estate loans.........       251,729   94.1        224,762      93.4        186,316    95.8

Commercial business loans..........         1,942     .7          1,626        .7          1,601      .8

Consumer loans:
 Other.............................        13,252    5.0         13,464       5.6          5,984     3.1
 Secured by deposits...............           674     .2            731        .3            621      .3
                                         --------  -----       --------  --------       --------   -----
   Total consumer loans............        13,926    5.2         14,195       5.9          6,605     3.4
                                         --------  -----       --------  --------       --------   -----

    Total loans....................       267,597  100.0%       240,583     100.0%       194,522   100.0%
                                                   =====                 ========                  =====
Less:
 Unearned loan fees and discounts..             2                     4                        9
 Allowance for loan losses.........         1,740                 1,697                    1,845
                                         --------              --------                 --------
                                            1,742                 1,701                    1,854
                                         --------              --------                 --------

    Net Loans......................     $ 265,855             $ 238,882                $ 192,668
                                         ========              ========                 ========

                                               1997                  1996
                                             --------              --------
                                             $        %            $        %
                                             -        -            -        -
Real estate:
 Single-family residential:
   First mortgages.................     $  130,486  76.8%     $ 103,643      70.0%
   Second mortgages................          8,699   5.1         12,384       8.3
 Construction and development......         16,583   9.8         17,190      11.6
 Commercial real estate............          5,970   3.5          6,313       4.3
                                          -------- -----        -------     -----
   Total real estate loans.........        161,738  95.2        139,530      94.2

Commercial business loans..........          1,883   1.1          1,915       1.3

Consumer loans:
 Other.............................          5,426   3.2          5,828       3.9
 Secured by deposits...............            805    .5            842        .6
                                          -------- -----        -------     -----
   Total consumer loans............          6,231   3.7          6,670       4.5
                                          -------- -----        -------     -----

    Total loans....................        169,852 100.0%       148,115     100.0%
                                                   ======       =======     =====
Less:
 Unearned loan fees and discounts..             29                    8
  Allowance for loan losses........          2,382                2,556
                                          --------              -------
                                             2,411                2,564
                                          --------              -------

    Net Loans......................     $  167,441            $ 145,551
                                          ========              =======

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

Asset Quality

     Delinquent Loans. The following table sets forth information concerning the principal balances and percent of the total loan portfolio held for investment represented by delinquent loans at the dates indicated:


                                                   December 31,
                               ----------------------------------------------------
                                      2000             1999              1998
                               ----------------  ---------------   ----------------
                                Amount  Percent  Amount  Percent   Amount  Percent
                                ------  -------  ------  -------   ------  -------
                                                   (dollars in thousands)
     30-59 days..............   $  524    .20%   $  703      .29%  $  662     .34%
     60-89 days (1)..........      156    .06       564      .23       46     .02
     90 or more days (2).....      561    .21       736      .31    1,166     .60
                                ------    ---    ------      ---   ------     ---
                                $1,241    .47%   $2,003      .83%  $1,874     .96%
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

                             [intentionally blank]

     The following table sets forth information regarding nonperforming assets held by the Company at the dates indicated (dollars in thousands):

                                                               December 31,
                                              ----------------------------------------------
                                                    2000            1999            1998
                                                    ----            ----            ----
                                                      % of            % of            % of
                                                      Total           Total           Total
                                              Amount  Loans   Amount  Loans   Amount  Loans
                                              ------  -----   ------  -----   ------  -----
Nonaccrual loans, net:
 Single-family residential..................  $  316    .12%  $  350    .14%  $  697    .36%
 Construction...............................       -      -        -      -        -      -
 Commercial.................................      61    .02      377    .16      328    .17
 Consumer...................................     184    .07      157    .07      141    .07
                                              ------   ----   ------  -----   ------  -----
  Total nonaccrual loans....................     561    .21      884    .37    1,166    .60

Accruing loans 90 days or more past due.....       -      -        -      -        -      -

Troubled debt restructurings................       -      -        -      -       98    .05
                                              ------   ----   ------  -----   ------  -----
  Total nonperforming loans.................     561    .21      884    .37    1,264    .65

Foreclosed properties, net..................     188    .07      446    .19      571    .29
                                              ------   ----   ------  -----   ------  -----

  Total nonperforming assets................  $  749    .28%  $1,330    .56%  $1,835    .94%
                                              ======   ====   ======  =====   ======  =====

Nonperforming loans to total loans..........            .21%            .37%            .65%
Nonperforming assets to total assets........            .24             .48             .79
Allowance for loan losses to total loans....            .65             .71             .95
Allowance for loan losses to nonaccrual
 loans......................................         301.56          182.88          158.23
Allowance for loan losses to nonperforming
 loans......................................         301.56          182.88          145.97

                                                    1997            1996
                                                    ----            ----
                                                      % of            % of
                                                      Total           Total
                                              Amount  Loans   Amount  Loans
                                              ------  -----   ------  -----
Nonaccrual loans, net:
 Single-family residential..................  $1,203    .71%  $2,513   1.70%
 Construction...............................     133    .08      220    .15
 Commercial.................................     132    .08       22    .01
 Consumer...................................      88    .05      153    .10
                                              ------   ----   ------  -----
  Total nonaccrual loans....................   1,556    .92    2,908   1.96

Accruing loans 90 days or more past due.....      21    .01       30    .02

Troubled debt restructurings................     209    .12      223    .15
                                              ------   ----   ------  -----
  Total nonperforming loans.................   1,786   1.05    3,161   2.13

Foreclosed properties, net..................   1,512    .89    2,054   1.39
                                              ------   ----   ------  -----

  Total nonperforming assets................  $3,298   1.94%  $5,215   3.52%
                                              ======   ====   ======  =====

Nonperforming loans to total loans..........           1.05%           2.13%
Nonperforming assets to total assets........           1.69            2.99
Allowance for loan losses to total loans....           1.40            1.73
Allowance for loan losses to nonaccrual
 loans......................................         153.09           87.90
Allowance for loan losses to nonperforming
 loans......................................         133.37           80.86

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

     The following table sets forth information concerning the activity in the Company's allowance for loan losses during the years indicated:

                                                                                 Year Ended December 31,
                                                             ----------------------------------------------------------------
                                                                 2000         1999         1998         1997         1996
                                                                 ----         ----         ----         ----         ----
                                                                                  (dollars in thousands)
Loans, net of unearned fees and discounts:
  Year-end.........................................            $ 267,595    $ 240,579    $ 194,513    $ 169,823    $ 148,107
  Average outstanding during period................              257,082      212,354      172,760      156,217      216,803

Allowance for loan losses:
  Balance, beginning of year.......................            $   1,697    $   1,845    $   2,382    $   2,556    $   5,251
  Provision for loan losses........................                  740          149           13          113        1,411
                                                               ---------    ---------    ---------    ---------    ---------
                                                                   2,437        1,994        2,395        2,669        6,662
  Charge-offs, net of recoveries (1):
   Commercial (2)..................................                  256           65           40         (366)       2,892
   Real estate - mortgage..........................                  144            9          288          535          894
   Real estate - land..............................                   (1)         (14)         133            -            -
   Consumer........................................                  298          237           89          118          320
                                                               ---------    ---------    ---------    ---------    ---------
    Total (2)......................................                  697          297          550          287        4,106
                                                               ---------    ---------    ---------    ---------    ---------
  Balance, end of year.............................            $   1,740    $   1,697    $   1,845    $   2,382    $   2,556
                                                               =========    =========    =========    =========    =========

Ratio of net charge-offs to average
 outstanding loans (2).............................                  .27%         .14  %       .32%         .18%        1.89%
Allowance for loan losses to year-end
 total nonperforming loans.........................               301.56%      182.88  %    145.97%      133.37%       80.86%
Allowance for loan losses to year-end
 loans, net of unearned fees and discounts.........                  .65%         .71  %       .95%        1.40%        1.73%


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

                                                                          December 31,
                                -----------------------------------------------------------------------------------------------
                                      2000                1999                1998                1997               1996
                                ----------------    ----------------    ----------------    ----------------   ----------------
                                Amount   Percent    Amount   Percent    Amount   Percent    Amount   Percent   Amount   Percent
                                ------   -------    ------   -------    ------   -------    ------   -------   ------   -------
                                                                     (dollars in thousands)
Residential mortgage            $  437    92.6%     $  632    91.5%     $  855    92.5%     $1,139    91.7%    $1,636   89.9%
Commercial (1)                     518     2.2         576     2.6         560     4.1         545     4.6        505    5.6
Consumer                           541     5.2         489     5.9         285     3.4         254     3.7        299    4.5
Unallocated                        244       -           -       -         145       -         444       -        116      -
                                ------   -----      ------   -----      ------   -----      ------   -----     ------  -----
                                $1,740   100.0%     $1,697   100.0%     $1,845   100.0%     $2,382   100.0%    $2,556  100.0%
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

      The Company also maintains an allowance for losses on foreclosed properties. The following table sets forth information concerning the activity in the Company's allowance for losses on foreclosed properties during the periods indicated:


                                                    Year Ended December 31,
                                               --------------------------------
                                                 2000        1999        1998
                                                 ----        ----        ----
                                                     (dollars in thousands)
      Balance at beginning of year...........   $  34       $ 114       $ 155
      Provision for losses on
       foreclosed properties.................      96          14         126
                                                -----       -----       -----
                                                  130         128         281
      Charge-offs, net of recoveries.........    (125)        (94)       (167)
                                                -----       -----       -----
      Balance at end of year.................   $   5       $  34       $ 114
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

      The following table sets forth the activity in the Company's mortgage-backed securities portfolio during the periods indicated:

                                          At or For the Year Ended December 31,
                                        ----------------------------------------
                                                2000       1999       1998
                                                ----       ----       ----
                                                   (dollars in thousands)
     Balance at beginning of year.......       $ 480     $1,456     $1,905
     Repayments.........................           -       (974)      (448)
     Amortization.......................           -         (2)        (1)
                                               -----     ------     ------
     Balance at end of year.............       $ 480     $  480     $1,456
                                               =====     ======     ======

     Weighted average coupon at end
      of year...........................        7.65%      6.65%      5.90%
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

     The following table sets forth certain information relating to the Company's investment securities held for investment at the dates indicated:

                                                                 December 31,
                                     ---------------------------------------------------------------------
                                             2000                    1999                     1998
                                     --------------------    --------------------    ---------------------
                                      Carrying    Market      Carrying    Market       Carrying    Market
                                       Value       Value       Value      Value         Value      Value
                                       -----       -----       -----      -----         -----      -----
                                                            (dollars in thousands)
U.S. Government agency
 securities (1)..................       $1,760    $1,781        $2,750    $2,713         $2,750    $2,704
FHLB stock.......................        2,765     2,765         2,230     2,230          1,549     1,549
                                        ------    ------        ------    ------         ------    ------
  Total (2)......................       $4,525    $4,546        $4,980    $4,943         $4,299    $4,253
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

                                                      One Year    After One to    After Five to     Over 10
                                                      or Less      Five Years      10 Years          Years       Total
                                                      --------     ----------      --------          -----       -----
                                                                           (dollars in thousands)
  U.S. Government agency securities............       $     -       $1,760         $     -          $     -      $1,760
                                                      =======       ======         =======          =======      ======

  Weighted average yield.......................             -%        6.03%              -%               -%       6.03%
                                                      =======       ======         =======          =======      ======

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

  The following table sets forth the average balances and rates of the Company's deposits for the periods indicated:

                                                                       Year Ended December 31,
                                                  ----------------------------------------------------------------
                                                         2000                    1999                   1998
                                                  ------------------      -----------------      -----------------
                                                  Average                 Average                Average
                                                  Balance       Rate      Balance      Rate      Balance      Rate
                                                  -------       ----      -------      ----      -------      ----
                                                                       (dollars in thousands)
Noninterest-bearing deposits.................     $ 16,618         -%     $ 16,691        -%     $  9,504        -%
Passbook savings.............................        4,938      3.50         4,753     3.49         4,225     3.49
NOW accounts.................................        5,707      2.82         5,179     2.81         4,361     2.81
Money market accounts........................       31,502      4.98        33,799     4.72        26,845     4.91
Certificates of deposit:
 Consumer....................................      114,179      5.91        74,211     5.43        51,747     5.68
 Mini-jumbo..................................       31,301      5.71        50,483     5.45        55,524     5.65
 Jumbo.......................................       17,007      5.96        15,954     5.44        14,481     5.73
                                                  --------                --------               --------
                                                  $221,252                $201,070               $166,687
                                                  ========                ========               ========

    The following table shows the Company's certificates of deposit of $100,000 or more outstanding at the dates indicated:


                                                          December 31,
                                               -------------------------------
                                                 2000        1999       1998
                                                 ----        ----       ----
                                                   (dollars in thousands)

     3 months or less....................      $ 5,132     $ 4,698    $ 3,914
     Over 3 through 6 months.............        6,126       5,988      5,002
     Over 6 through 12 months............        9,060       6,696      7,698
     Over 12 months......................       12,867      10,946      6,072
                                               -------     -------    -------
          Total..........................      $33,185     $28,328    $22,686
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

          The following table presents certain information regarding the Company's FHLB advances at the dates and for the periods indicated:

                                                         At or For the Year Ended December 31,
                                                     -------------------------------------------
                                                          2000          1999            1998
                                                          ----          ----            ----
                                                                (dollars in thousands)
     Balance at end of period...................         $41,000       $44,600         $24,908
     Weighted average interest rate
      at end of period..........................            6.55%         4.72%           5.89%
     Maximum amount outstanding
      at any month's end........................         $55,300       $44,600         $30,975
     Average amount outstanding
      during the period.........................         $48,723       $29,233         $21,553
     Weighted average interest rate
      during the period.........................            6.43%         5.42%           5.71%


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

     At December 31, 2000, the Bank's actual capital ratios and the minimum requirements under FIRREA were as follows (dollars in thousands):

                                                  Minimum
                                  Actual        Requirement   Excess
                                  ------        -----------   -------
  Tangible capital            $18,425   6.07%  $ 4,549  1.5%  $13,876
  Core or leverage capital     18,425   6.07    12,132  4.0     6,291
  Risk-based capital           19,561  10.34    15,136  8.0     4,425

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


                             [intentionally blank]

Item 2.    Description of Properties
           -------------------------

     The following table sets forth information with respect to offices of the Company and its subsidiaries as of December 31, 2000.

                                                     Lease          Date          Total         Net Book
                                     Owned/     Expiration Date   Acquired/       Office        Value at
Location                            Leased     Including Options   Leased     Square Ft. (1)  12/31/00 (2)
--------                            ------     -----------------   ------     --------------  ------------
The Company
Executive Office:
Interstate Corporate Center         Leased         01/31/02         10/96          7,328        $   6,457
Building 9, Suite 200
Norfolk, VA 23502

The Bank
Main Office:
400 W. Ehringhaus Street             Owned             -            11/78          3,805          165,916
Elizabeth City, NC 27906

Branch Offices:
520 South Main Street                Owned             -            05/86          6,517          641,913
Emporia, VA 23847

1401 Gaskins Road                    Owned             -            09/98          6,782          628,633
Richmond, VA 23233

9695 Sliding Hill Road               Owned             -            08/98          3,150          845,704
Ashland VA 23005

2825 Godwin Boulevard                Owned             -            04/98          3,245          727,476
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


Item 6.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

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
          ---------------------------------

        The following table sets forth certain information regarding the Board of Directors of the Company.

       Name                Age/(1)/             Position Held             Director Since        Term Expires
       ----                --------             -------------             --------------        ------------
Roscoe D. Lacy, Jr.           60                  Director                  1984/(2)/               2002
Robert G. Hecht               60                  Director                  1995                    2002
Harry F. Radcliffe            50                  Director                  1995                    2003
Gene D. Ross                  55           Chairman, President and          1992/(2)/               2003
                                           Chief Executive Officer

_____________________________

(1) As of April 23, 2001.
(2) Reflects year in which director became a director of the Company's predecessor entities. All references herein to the Company are deemed to include the Company's predecessor entities.

        Set forth below is additional information with respect to the directors of the Company.

        Harry F. Radcliffe. Mr. Radcliffe became a director of the Company on September 15, 1995 and also serves as a director of the Bank. He was most recently the President and Chief Executive Officer of Fort Pitt Capital Management, Pittsburgh, Pennsylvania, a private investment management company, and was the President and Chief Executive Officer of First Home Bancorp, Inc., a publicly-held savings institution holding company until its sale in April 1996. He is a director of Hawthorne Financial Corporation, Los Angeles, California, a savings institution holding company which is traded on the Nasdaq National Market, and First Fidelity Bancorp, Irvine, California, a privately held thrift and loan holding company. He has also been a director of Miami Computer Supply, Inc. since 1996. From 1989 to 1993, Mr. Radcliffe was the President and Chief Executive Officer of First South Savings Association, a Pennsylvania-chartered stock savings association located in Pittsburgh, Pennsylvania. Mr. Radcliffe received his degree in economics from Ohio Wesleyan University.

        Gene D. Ross. Mr. Ross was President and Chief Executive Officer ("CEO") of the Company's predecessors from May 1992 until their merger with the Company in 1995, and has been the President and CEO of the Company since its organization in August 1994. Mr. Ross also serves as a director and CEO and President of the Bank and various other subsidiaries of the Company. Prior to joining the Company in 1992, Mr. Ross was President and CEO of Southern Federal Savings and Loan Association of Georgia. He was hired in a turnaround capacity to seek strategies for the recapitalization of the institution. From October 1990 through November 1991, Mr. Ross served as an independent consultant and Regional Director of the Ralph Edgar Group, Inc., a Resolution Trust Corporation asset management contractor. In March 1988, Mr. Ross joined First Liberty Financial Corp. in Atlanta, Georgia, a $1.2 billion publicly-traded thrift holding company, as President and Chief Operating Officer. Mr. Ross played a key role in negotiating the sale of First Liberty's Atlanta-based thrift franchise. Prior to March 1988, Mr. Ross was President and CEO of The Empire Savings Building and Loan Association in Denver, Colorado. During his tenure, Mr. Ross oversaw the reorganization and repositioning of the $2 billion thrift until its sale to an out-of-state financial institution. Previously, Mr. Ross held audit manager positions with two nationally recognized certified public accounting firms. Mr. Ross is a Certified Public Accountant and has a Bachelor of Arts and Sciences from Florida State University.

     Robert G. Hecht. Mr. Hecht became a director of the Company on September 15, 1995 and also serves as a director of the Bank. Mr. Hecht is Chief Executive Officer of Trumbull Corporation, a highway construction company in Pittsburgh, Pennsylvania, and an Executive Vice President of P.J. Dick Incorporated, a building construction firm also located in Pittsburgh, Pennsylvania. He has also served as Vice Chairman and a director for Miami Computer Supply, Inc. since 1996 and serves as President of Lindy Incorporated of Pittsburgh, Pennsylvania and President/CEO of SynAggs of South Park, Pennsylvania. Mr. Hecht served as a director of First Home Bancorp, Inc., a privately-held savings institution holding company in Pittsburgh, Pennsylvania, until its sale in April 1996.

     Roscoe D. Lacy, Jr. Mr. Lacy is Vice President and General Manager for Miles Jennings Industrial Supply Co., Inc., an industrial supply company located in Elizabeth City, North Carolina. Mr. Lacy became a director of the Company in 1984 and has been a director of the Bank and one of its predecessor institutions since 1980. Mr. Lacy also served as a director of the Company's former Florida savings bank until its merger with and into the Bank in May 1993.

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

     Section 16(a) of the Exchange Act requires the Company's executive officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the SEC and the American Stock Exchange. Executive officers and directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based on the information that the Company received from its executive officers and directors, none of the Company's executive officers or directors made any filings of Section 16(a) forms during the year ended December 31, 2000 that were not timely.


Item 10.  Executive Compensation
          ----------------------

     The following table sets forth a summary of certain information concerning the compensation paid by the Company and its subsidiaries for services rendered in all capacities during the periods indicated to Gene D. Ross, President and Chief Executive Officer of the Company and the Bank, and Earl C. McPherson, President and Chief Executive Officer of Essex First Mortgage, a division of the Bank. Messrs. Ross and McPherson were the only executive officers whose salary and bonus compensation during 2000 exceeded $100,000.

                          Summary Compensation Table

====================================================================================================================================
                                                                             Long Term Compensation
                                                                ---------------------------------------------
                                                                       Awards                     Payouts
                                                                ---------------------------------------------
                                                                  Restricted       Securities
    Name and Principal                                              Stock          Underlying         LTIP         All Other
        Position                   Year    Salary        Bonus      Awards        Options/SARs       Payouts     Compensation/(2)/
====================================================================================================================================

Gene D. Ross                     2000    $211,961/(1)/  $17,000           --               --             --            $18,938
Chief Executive Officer          1999    $203,175/(1)/  $ 9,000           --           40,000             --            $14,299
 of the Company and the          1998    $194,088/(1)/    N/A             --               --             --            $13,933
 Bank
------------------------------------------------------------------------------------------------------------------------------------
Earl C. McPherson                2000    $120,000       $10,000           --               --             --            $11,840
President and CEO of             1999    $115,100       $ 5,200           --           25,000             --            $ 9,045
 Essex First Mortgage, a         1998    $109,620         N/A             --               --             --            $ 8,649
 division of the Bank and
 Executive Vice President
 of the Bank
====================================================================================================================================

(1)  Salary includes payouts for unused vacation.
(2) Represents the Company's accrued expense under the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan ("SERP"), the Company's matching contribution to the Essex Bancorp, Inc. 401(k) Retirement Savings Plan, and imputed income on group-term life insurance. Interest on the SERP accrues at a return equal to the interest rate on a one-year certificate of deposit. For the year ended December 31, 2000, the SERP expenses, 401(k) contribution and imputed income on life insurance were $15,994, $2,254 and $690, respectively, for Mr. Ross and $9,136, $2,254 and $450, respectively, for Mr. McPherson. Effective December 1, 1998, the SERP was amended to modify the vesting schedule so that each year's contribution following 1998 (and income thereon) will be subject to a three year vesting provision. A member must complete all three years of service to avoid forfeiture of Company contributions made after December 31, 1998. However, pursuant to an amendment effective January 1, 1999, Messrs. Ross and McPherson are fully vested in their SERP accounts at all times.

     The following table provides information on the value of unexercised stock options/SARs held at December 31, 2000 by Messrs. Ross and McPherson:

    Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End
                               Option/SAR Values

------------------------------------------------------------------------------------------------------------------------------
                                                                                Number of
                                                                                Securities
                                                                                Underlying
                                                                             Unexercised Stock
                                                                              Options/SARs at                Value of
                                                                            End of Fiscal Year          Unexercised In-the-
                            Shares Acquired                                 ------------------             Money Stock
                                   or                       Value              Exercisable/               Options/SARs at
Name                         Exercised (#)             Realized ($)/(1)/      Unexercisable              End of Fiscal Year
----                        ---------------            -----------------                                ------------------

------------------------------------------------------------------------------------------------------------------------------
Gene D. Ross                    -0-                          -0-                0/40,000/(1)/                  -0-/(2)/

------------------------------------------------------------------------------------------------------------------------------
Earl C. McPherson               -0-                          -0-                0/25,000/(1)/                  -0-/(2)/
------------------------------------------------------------------------------------------------------------------------------

(1) The stock options and SARs held by Messrs. Ross and McPherson vest over a three-year period becoming exercisable on September 10, 2002 and expiring on September 10, 2009. These options may become exercisable earlier than such dates upon a "change of control" as defined in the Second Amendment to the Employee Stock Option Plan, or upon the grantee's retirement, disability or death. SARs may be issued in tandem with options granted under the Plan and have been issued in conjunction with the options listed in this table. These SARs entitle the holder to receive, without any payment to the Company, either cash or shares of common stock, or a combination thereof, in an amount, or having a fair market value determined as of the date of exercise, equal to the excess of the fair market value per share on the date of exercise of the SARs over the price of the related option. SARs become exercisable only in the event of a change in control as defined in the Second Amendment to the Option Plan.

(2) The stock options and SARs held by Messrs. Ross and McPherson carry an exercise price of $1.25 per share. As of December 31, 2000, no stock options and SARs held by Messrs. Ross and McPherson were in-the-money.

Employment Agreement

     Gene D. Ross is subject to a Restated Employment Agreement (the "Employment Agreement") with the Company, Essex Home Mortgage Servicing Corporation, and the Bank (the "Employers"). The Employers approved the Employment Agreement effective January 1, 1998 and amended it on October 1, 1999. The Employment Agreement provides for the employment of Mr. Ross as the President and Chief Executive Officer of each of the Employers, and is renewable year-to-year by the Boards of Directors of each of the Employers. The respective Boards of Directors have renewed the Employment Agreement through December 31, 2001. Mr. Ross is presently entitled to base salary at the rate of $215,000 per year, as well as to bonuses established from time to time by the Board of Directors of the Company based on standards of financial performance. The Employment Agreement is terminable for cause by the Boards of Directors of the Company or any of the Company's subsidiaries. For purposes of the Employment Agreement, "cause" includes personal dishonesty, gross incompetence, willful misconduct, breach of fiduciary duty involving personal profit, intentional failure to perform stated duties, willful violation of any law, rule or regulation (other than non-material violations) or final cease and desist order, or a material breach of any provisions of the Employment Agreement. In the event of a termination for cause, Mr. Ross will be paid only his salary and vacation pay accrued and prorated to the date of termination. The Employment Agreement is also terminable without cause by the Board of Directors of the Company or any of its subsidiaries upon 45 days advance written notice. In the event of a termination without cause,

Mr. Ross will be paid his salary and vacation pay through the date of termination, plus the severance benefit described below. The Employment Agreement also provides for the indemnification of Mr. Ross for losses and expenses arising out of the performance of his duties under the Employment Agreement, to the extent permitted by applicable corporate law and Federal regulations.

     The Employment Agreement provides for a lump sum payment within thirty (30) days of a Change in Control of an amount equal to two hundred percent (200%) of his highest rate of annual salary in effect during the period commencing on May 1, 1997 and ending on the date of a change in control. Mr. Ross is also a party to a separate Change in Control Agreement with the Company, which was amended effective October 1, 1999. For this purpose, a "Change in Control" shall occur if and only if after October 1, 1999 a "person" or "group" (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934), directly or indirectly, first becomes the "beneficial owner" (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of securities of the Company representing twenty-five percent (25%) or more of the combined voting power of the then outstanding securities of the Company. The Company would also be obligated to make a "gross-up" payment to Mr. Ross in the amount necessary to pay any excise taxes imposed on the change in control payments under Section 499 of the Internal Revenue Code. The Employment Agreement also provides that upon termination of Mr. Ross without cause prior to a Change in Control (including non-renewal of his agreement by the Company), Mr. Ross will be entitled to a lump sum payment within thirty (30) days of termination of an amount equal to one hundred and fifty percent (150%) of his highest rate of annual salary in effect during the period commencing on May 1, 1997 and ending on the date of his termination. In the event of Mr. Ross' termination without cause following a Change in Control, however, he will only be entitled to the Change in Control payment. In either event, termination without cause or a Change in Control, Mr. Ross would be entitled to continuing health and medical insurance, disability insurance and life insurance coverage for periods not exceeding two (2) years on the same basis as was in effect immediately prior to the effective date of termination or Change in Control, as appropriate. Mr. Ross's Employment Agreement was amended in April 2001 to make clear that the merger of the Company into EAC in connection with the proposed going-private transaction would not constitute a "Change in Control" under that agreement.

Other Executive Services Agreement

     As of January 1, 1998, the Bank entered into a restated Executive Services Agreement with Earl C. McPherson. The agreement was amended effective January 1, 1999 and October 1, 1999. Mr. McPherson is also the beneficiary of a Change in Control Agreement with the Company. Mr. McPherson's agreements are substantially similar to Mr. Ross's. In the event of termination of his agreement or employment without cause prior to a Change in Control, Mr. McPherson would be entitled to a lump sum payment equal to one hundred fifty percent (150%) of his highest rate of annual salary in effect during the period commencing on May 1, 1997 and ending on the date of his termination. The agreement also provides for a lump sum payment within thirty (30) days of a Change in Control of an amount equal to two hundred percent (200%) of his highest rate of annual salary in effect during the period commencing on May 1, 1997 and ending on the date of a Change in Control. Mr. McPherson's Executive Services Agreement was amended in April 2001 to make clear that the merger of the Company into EAC in connection with the proposed going-private transaction would not constitute a "Change in Control" under that agreement.

Supplemental Executive Retirement Plan

     The Bank maintains the Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan ("SERP") for certain of the highly compensated officers of the Bank and its subsidiaries. The present participants in the Plan include Messrs. Ross, McPherson, and three other officers. The SERP was implemented in 1993 for the purpose of attracting and retaining key management personnel. The SERP is a non-qualified deferred compensation plan.

     Except as described below with respect to Messrs. Ross and McPherson, each SERP participant who is continuously employed by the Bank or its subsidiaries for an entire calendar year is credited under the SERP for that calendar year with a pension credit of five percent of such participant's compensation for the year and such profit-sharing credit, if any, as the Compensation Committee of the Board of Directors of the Bank determines, not in excess of five percent of such participant's compensation for the calendar year. Amounts credited to the bookkeeping accounts of participants under the SERP remain general assets of the Bank and are not funded through a separate trust or other investment vehicle. Each participant's account under the SERP is also credited annually with a deemed investment rate of return equal to the interest rate in effect on the last day of the prior plan year on a one-year certificate of deposit issued by the Bank.

     Participants in the SERP fully vest upon death, permanent disability or retirement at or after age 65 or upon any earlier change in control, as described in the SERP. In the event of a termination of a participant's employment prior to death, permanent disability, attainment of age 65 or a change in control, the participant's vested interest in his account under the SERP is based upon his completed years of employment with the Bank or its subsidiaries after 1992. As of the fiscal year end 1997, all SERP accruals have fully vested. Effective December 1, 1998, the SERP was amended so that each year's accrual for plan years after 1998 and the deemed investment rate of return thereon will vest only if the participant remains an employee of the Bank through December 31, 2001. However, pursuant to an amendment dated October 27, 1999, Messrs. Ross and McPherson are fully vested on their SERP accounts at all times. All amounts payable under the SERP are payable in a lump sum. Amounts accrued under the SERP are not taxable to participants, or deductible to the Bank, until paid. During the year ended December 31, 2000, the Company accrued $37,326 of expense pursuant to the SERP.


Directors Fees

     During the year ended December 31, 2000, each non-employee director of the Company received a fee of $350 for each joint board meeting of the Company and the Bank that they attended and $350 for any separate board committee meeting that they attended. Additionally, an annual retainer fee of $5,500 was paid to non-employee directors in quarterly increments. Effective January 1, 2001, the Board of Directors approved a change in board meeting fees to $400 per meeting and a change in the annual retainer fee to $6,500. Committee fees will remain the same.


Item 11.  Security Ownership of Certain Beneficial Owners and Management
          --------------------------------------------------------------

     Securities Ownership of Management

     The following table sets forth the amount of the Company's common stock beneficially owned by each director, by certain executive officers, and by all directors and executive officers of the Company as a group as of April 30, 2001. The indicated number of shares of common stock beneficially owned includes shares that may be acquired through the exercise of stock options or warrants that are or become exercisable within 60 days of April 30, 2001. The numbers and percentages of shares owned by several of the individuals may appear to be inconsistent with the total number of shares of common stock now outstanding because as to each individual that holds stock options or warrants, the calculations assume that the individual has exercised all of his options or warrants, but that no other holder of options or warrants has done so. The actual number of shares of outstanding common stock beneficially owned by each individual, excluding shares that relate to stock options or warrants, is shown in the footnotes to the table.

Name and Address of Beneficial      Amount and Nature of
------------------------------      --------------------
Owner                               Beneficial Ownership      Percent of Class
-----                               --------------------      ----------------

Robert G. Hecht                            146,469/(1)/           12.14%/(2)/
2077 Blairmont Drive
Pittsburgh, PA 15242

Roscoe D. Lacy, Jr.                          3,050/(3]/               *
563 Gaulberry Street
Elizabeth City, NC 27909

Harry F. Radcliffe                       1,354,657/(4)/           56.09%/(2)/
40 Wiggins Lane
Uniontown, PA 15401

Gene D. Ross                                 2,085/(5)/               *
3273 Stapleford Chase
Virginia Beach, VA 23452

Earl C. McPherson                              963/(5)/               *
5901 Morgan Glen Drive
Glen Allen, VA 23060

All directors and named executive        1,507,244                58.07%/(6)/
officers as a group (5 persons)

*Less than 1% (1)

(1) Includes 2,250 shares that Mr. Hecht has the right to acquire through the exercise of stock options and 144,239 shares that he has the right to acquire through the exercise of warrants directly owned. Mr. Hechts owns no outstanding shares of common stock.
(2) The individual percentages are calculated by adding to the actual number of presently outstanding shares the number of shares that could be obtained within 60 days by exercising the options and warrants held by each director, but excluding warrants and options held by all other persons. If all such warrants and options were included in the calculation, Mr. Hecht's percentage would be 1.63%, and Mr. Radcliffe's percentage would be 15.03%.
(3) Includes 2,800 shares that Mr. Lacy has the right to acquire through the exercise of stock options, and 250 shares of outstanding common stock.
(4) Includes 2,250 shares that Mr. Radcliffe has the right to acquire through the exercise of stock options; 548,093 shares that he has the right to acquire through the exercise of warrants directly owned; 123,061 shares that Fort Pitt Capital Management Corp. may acquire through the exercise of warrants over which Mr. Radcliffe holds sole investment and/or voting power; 666,853 shares that First Home Bancorp Liquidating Trust may acquire through the exercise of warrants over which Mr. Radcliffe holds investment and/or voting power; and 14,400 shares that Catherine Radcliffe may acquire through the exercise of warrants over which Mr. Radcliffe holds investment and/or voting power. Mr. Radcliffe owns no outstanding shares of common stock.
(5) Messrs. Ross and McPherson hold 2085 and 963 outstanding Shares of common stock, respectively, all of which were acquired through the Company's Employee Stock Purchase Plan.
(6) Includes warrants and options held by directors, but excluding warrants and options held by all other persons. If all warrants and options exercisable within 60 days were included in the percentage calculation, the total percentage would be 16.72%.

     Securities Ownership of Certain Beneficial Owners

     The following table sets forth the amount of the Company's common stock beneficially owned by each person whose beneficial ownership of the Company's common stock exceeded 5% as of April 30, 2001. The indicated number of shares of common stock beneficially owned includes shares that may be acquired through the exercise of stock options or warrants that are or become exercisable within sixty (60) days of April 30, 2001. The numbers and percentages of shares owned by several of the individuals may appear to be inconsistent with the total number of shares of common stock now outstanding because as to each individual that holds stock options or warrants, the calculations assume the individual has exercised all of his options or warrants, but that no other holder of options or warrants has done so. The actual number of shares of outstanding common stock beneficially owned by each individual, excluding shares that relate to stock options or warrants, is shown in the footnotes to the table.

Name and Address of Beneficial        Amount and Nature of Beneficial       Percent of Class
------------------------------        -------------------------------       ----------------
Owner                                           Ownership
-----                                           ---------
Robert G. Hecht                                 146,489/(1)/                    12.14%/(2)/
2077 Blairmont Drive
Pittsburgh, PA 15241

Harry F. Radcliffe                            1,354,657/(3)/                    56.09%/(2)/
40 Wiggins Lane
Uniontown, PA 15401

Timothy G. Ewing                              1,628,872/(4)/                    60.56%/(2)/
Value Partners, Ltd.
4514 Cole Avenue, Suite 808
Dallas, TX 75205

(1) Includes 2,250 shares that Mr. Hecht has the right to acquire through the exercise of stock options and 144,239 shares that he has the right to acquire through the exercise of warrants directly owned. Mr. Hecht owns no outstanding shares of common stock.
(2) The individual percentages are calculated by adding to the actual number of presently outstanding shares the number of shares that could be obtained within 60 days by exercising the options and warrants held by each named beneficial owner, but excluding warrants and options held by all other persons. If all such warrants and options were included in the calculation, Mr. Hecht's percentage would be 1.63%, Mr. Radcliffe's percentage would be 15.03%, and Mr. Ewing's percentage would be 18.08%.
(3) Includes 2,250 shares that Mr. Radcliffe has the right to acquire through the exercise of stock options; 548,093 shares that he has the right to acquire through the exercise of warrants directly owned; 123,061 shares that Fort Pitt Capital Management Corp. may acquire through the exercise of warrants over which Mr. Radcliffe holds sole investment and/or voting power; 666,853 shares that First Home Bancorp Liquidating Trust may acquire through the exercise of warrants over which Mr. Radcliffe holds investment and/or voting power; and 14,400 shares that Catherine Radcliffe may acquire through the exercise of warrants over which Mr. Radcliffe holds investment and/or voting power, Mr. Radcliffe owns no outstanding shares of common stock.
(4) Includes warrants to acquire 49,939 shares held in a SARASEP IRA of which Mr. Ewing is the beneficiary and, therefore, has the right to acquire through the exercise of warrants; and includes 1,578,933 shares that Value Partners, Ltd. may acquire through the exercise of warrants over which Mr. Ewing holds investment and/or voting power. Mr. Ewing owns no outstanding shares of common stock.

Item 12.  Certain Relationships and Related Transactions
          ----------------------------------------------

     In the ordinary course of business, the Bank and its subsidiaries have made loans, and may continue to make loans in the future, to non-executive officers and employees. Under the Bank's policy, such loans are made on substantially the same terms, including interest rates and collateral, as are available to the general public. Other than on an exception basis requiring Board of Directors' approval, the Bank's policy does not permit the Company's or the Bank's directors or executive officers to borrow from the Bank or its subsidiaries.

     Furthermore, management of the Company does not believe that any director or officer or affiliate of the Company, or any record or beneficial owner of more than five percent of the common stock of the Company, or any associate of any such director, officer, affiliate or stockholder, is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries in any material proceeding.

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

              The financial statements, together with the report thereon of KPMG LLP dated February 1, 2001 and PricewaterhouseCoopers LLP dated February 18, 2000, appearing on pages 14 through 15 of the accompanying 2000 Annual Report to Stockholders are incorporated by reference in this Form 10-KSB/A No. 1 Annual Report. With the exception of the aforementioned information and the information incorporated in Items 1, 5, 6 and 7, the 2000 Annual Report to Stockholders is not to be deemed filed as part of this Form 10-KSB/A No. 1 Annual Report.

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

              Exhibit No.   Description
              -----------   -----------

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

              Exhibit No.   Description
              -----------   -----------

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

              Exhibit No.   Description
              -----------   -----------

                10.16* Second Amendment to the Restated Employment Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B. and Essex Home Mortgage Servicing Corporation (successor to Essex Mortgage Corporation) and Gene D. Ross. Filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.17 Amendment and Assignment of Restated Employment Agreement by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Home Mortgage Servicing Corporation, Essex Acquisition Corp. and Gene D. Ross, dated as of April 25, 2001. Filed as an exhibit to this report.

                10.18* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.19* Restated Change in Control Agreement dated as of October 1, 1999 by and among Essex Bancorp, Inc. and Gene D. Ross. Filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.20 Amendment and Assignment of Restated Change in Control Agreement by and among Essex Bancorp, Inc., Essex Acquisition Corp. and Gene D. Ross, dated as of April 25, 2001. Filed as an exhibit to this report.

                10.21* Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as exhibit 10.13 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

                10.22* First Amendment to the Restated Executive Services Agreement dated as of January 1, 1998 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


* Not filed herewith. In accordance with Rule 12b-32 of the General Rules and Regulations under the Securities Exchange Act of 1934, reference is made to the document previously filed with the Commission.

              Exhibit No.   Description
              -----------   -----------

                10.23* Second Amendment to the Restated Executive Services Agreement dated as of January 1, 1999 by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson. Filed as Exhibit
                            10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.24 Third Amendment to Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B. and Earl C. McPherson, dated as of April 25, 2001. Filed as an exhibit to this report.

                10.25* Change in Control Agreement dated as of January 1, 1998 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.26* First Amendment to Change in Control Agreement dated as of January 1, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.21 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

                10.27* Restated Change in Control Agreement dated as of November 22, 1999 by and among Essex Bancorp, Inc. and Earl C. McPherson. Filed as Exhibit 10.25 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

                10.28 Amendment and Assignment of Restated Change in Control Agreement by and among Essex Bancorp, Inc., Essex Acquisition Corp. and Earl C. McPherson, dated as of April 25, 2001. Filed as an exhibit to this report.

                10.29* Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp. dated as of April 15, 1998. Filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


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

                13          The 2000 Annual Report is attached as Exhibit 13.
                            Portions of the 2000 Annual Report are incorporated by reference into this Form 10-KSB/A No. 1.

                21* Subsidiaries of the Registrant. Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1999.

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

                                        Essex Bancorp, Inc.


                                        By: /s/ Gene D. Ross
                                            ----------------
                                            Gene D. Ross
                                            Chairman, President,
                                            and Chief Executive
                                            Officer

                                              May 25, 2001
                                            ----------------
                                                 (Date)

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:  /s/ Gene D. Ross                         May 25, 2001
     ---------------------------            ----------------
     Gene D. Ross                                (Date)
     Chairman, President, Chief
     Executive Officer and
     Principal Financial Officer


By:  /s/ Mary-Jo Rawson                       May 25, 2001
     ---------------------------            ----------------
     Mary-Jo Rawson                              (Date)
     Chief Accounting Officer


By:  /s/ Robert G. Hecht                      May 25, 2001
     ---------------------------            ----------------
     Robert G. Hecht                             (Date)
     Director


By:  /s/ Roscoe D. Lacy, Jr.                  May 25, 2001
     ---------------------------            ----------------
     Roscoe D. Lacy, Jr.                         (Date)
     Director


By:  /s/ Harry F. Radcliffe                   May 25, 2001
     ---------------------------            ----------------
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

              4.5*       Specimen Common Stock Certificate of Essex Bancorp,
                         Inc.

              4.6* Specimen Series B 9.5% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

              4.7* Specimen Series C 8% Cumulative Preferred Stock Certificate of Essex Bancorp, Inc.

             10.1* Essex Savings Bank, F.S.B. Supplemental Executive Retirement Plan, dated August 26, 1993.

________________________________________________________________________________
     * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

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

            10.9* First Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of June 29, 1995.

            10.10* Second Amendment to the Essex Bancorp, Inc. Stock Option Plan, dated as of May 23, 1996.

            10.11*       Essex Bancorp, Inc. Employee Stock Purchase Plan.

            10.12* First Amendment to the Essex Bancorp, Inc. Employee Stock Purchase Plan, dated as of June 29, 1995.

________________________________________________________________________________
     * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                         Exhibit Index
                         -------------

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

            10.17 Amendment and Assignment of Restated Employment Agreement by and among Essex Bancorp, Inc., Essex Savings Bank, F.S.B., Essex Home Mortgage Servicing Corporation, Essex Acquisition Corp. and Gene D. Ross, dated as of April 25, 2001. Filed as an exhibit to this report.

            10.18* Change in Control Agreement by and among Essex Bancorp, Inc. and Gene D. Ross, dated as of January 1, 1998.

            10.19* Restated Change in Control Agreement by and among Essex Bancorp, Inc. and Gene D. Ross, dated as of October 1, 1999.

________________________________________________________________________________
     * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                         Exhibit Index
                         -------------

          Exhibit No.    Description
          -----------    -----------

            10.20 Amendment and Assignment of Restated Change in Control Agreement by an among Essex Bancorp, Inc., Essex Acquisition Corp. and Gene D. Ross, dated as of April 25, 2001. Filed as an exhibit to this report.

            10.21* Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1998.

            10.22* First Amendment to the Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1998.

            10.23* Second Amendment to the Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B., Essex First Mortgage Corporation and Earl C. McPherson, dated as of January 1, 1999.

            10.24 Third Amendment to Restated Executive Services Agreement by and among Essex Savings Bank, F.S.B. and Earl C. McPherson, dated as of April 25, 2001. Filed as an exhibit to this report.

            10.25* Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of January 1, 1998.

            10.26* First Amendment to the Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of January 1, 1999.

            10.27* Restated Change in Control Agreement by and among Essex Bancorp, Inc. and Earl C. McPherson, dated as of November 22, 1999.

________________________________________________________________________________
     * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.

                         Exhibit Index
                         -------------

          Exhibit No.    Description
          -----------    -----------

            10.28 Amendment and Assignment of Restated Change in Control Agreement by and among Essex Bancorp, Inc., Essex Acquisition Corp. and Earl C. McPherson, dates as of April 25, 2001. Filed as an exhibit to this report.

            10.29* Subservicing Agreement between Essex Home Mortgage Servicing Corporation and Continental Capital Corp., dated as of April 15, 1998.

            11 Statement re Computation of Per Share Earnings. Filed as an exhibit to this report.

            13           The 2000 Annual Report is attached as Exhibit 13.
                         Portions of the 2000 Annual Report are incorporated by reference into this Form 10-KSB/A No. 1.

            21*          Subsidiaries of the Registrant.

________________________________________________________________________________
     * For exhibit reference see Item 13.(a)2. for statement of location of exhibits incorporated by reference.