Form 10QSB
period 2001-06-30
ESSEX BANCORP INC /NEW
filed 2001-08-14
CIK 847325

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 2001
                               -------------------------------------------------

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to
                               ----------------      ---------------------------

Commission file number                  1-10506
                       ---------------------------------------------------------

                               Essex Bancorp, Inc.
                               -------------------
        (Exact name of small business issuer as specified in its charter)



                       Delaware                         54-1721085
           --------------------------------        -------------------
           (State or other jurisdiction of)         (I.R.S. Employer
           incorporation or organization           Identification No.)


           Interstate Corporate Center
           Building 9, Suite 200
           Norfolk, Virginia                             23502
           ---------------------------                ----------
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
                                                            Yes  X     No     .
                                                                ----     ----

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,060,642 shares of Common Stock, par value $.01 per share, as of August 10, 2001.

Transitional Small Business Disclosure Format (check one):  Yes      No   X .
                                                               ----      ---

                               Essex Bancorp, Inc.
                     Quarterly Report on Form 10-QSB for the
                           Quarter Ended June 30, 2001

                                Table of Contents
                                -----------------

                                                                         Page
                                                                         ----

 Part I   FINANCIAL INFORMATION

          Item 1.    Financial Statements                                   3

                     Consolidated Balance Sheets as of
                     June 30, 2001 (unaudited) and December 31, 2000        3

                     Consolidated Statements of Operations (unaudited)
                     for the three months and six months ended
                     June 30, 2001 and 2000                                 4

                     Consolidated Statement of Shareholders' Equity (unaudited) for the six months ended
                     June 30, 2001                                          5

                     Consolidated Statements of Cash
                     Flows (unaudited) for the six months
                     ended June 30, 2001 and 2000                           6

                     Notes to Consolidated Financial
                     Statements (unaudited)                                 8

          Item 2.    Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                            11

 Part II  OTHER INFORMATION

          Item 1.    Legal Proceedings                                     16

          Item 2.    Changes in Securities                                 16

          Item 3.    Defaults Upon Senior Securities                       16

          Item 4.    Submission of Matters to a Vote
                     of Security Holders                                   16

          Item 5.    Other Information                                     16

          Item 6.    Exhibits and Reports on Form 8-K                      16

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements


                                                               June 30,     December 31,
                                                                 2001           2000
                                                            ------------   ------------
                                                             (unaudited)
ASSETS
  Cash....................................................  $  8,396,350   $  5,729,199
  Interest-bearing deposits...............................     8,928,608     10,985,110
  Federal funds sold......................................     1,445,061      1,068,776
                                                            ------------   ------------
    Cash and cash equivalents.............................    18,770,019     17,783,085
  Federal Home Loan Bank stock............................     2,765,000      2,765,000
  Securities available for sale at fair value.............     2,294,088         20,557
  Securities held for investment - fair value of
   $1,781,000 in 2000.....................................             -      1,760,472
  Mortgage-backed securities held for investment - fair
   value of $481,000 in 2000..............................             -        479,738
  Loans, net of allowance for loan losses of $1,789,000
   in 2001 and $1,740,000 in 2000.........................   262,558,886    265,854,916
  Loans held for sale.....................................     7,849,673      1,095,447
  Mortgage servicing rights...............................     1,889,391      2,115,389
  Foreclosed properties, net..............................       457,807        188,148
  Accrued interest receivable.............................     1,809,640      1,954,166
  Advances for taxes, insurance, and other................       492,544        904,507
  Premises and equipment..................................     3,878,773      3,971,540
  Deferred tax asset, net.................................     4,494,242      4,662,558
  Other assets............................................     2,035,396      4,166,180
                                                            ------------   ------------
     Total Assets.........................................  $309,295,459   $307,721,703
                                                            ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits:
   Noninterest-bearing....................................  $ 20,542,937   $ 20,355,364
   Interest-bearing.......................................   234,532,246    222,240,222
                                                            ------------   ------------
    Total deposits........................................   255,075,183    242,595,586
  Federal Home Loan Bank advances.........................    28,000,000     41,000,000
  Capitalized lease obligations...........................        47,481         99,931
  Other liabilities.......................................     2,820,005      2,158,934
                                                            ------------   ------------
     Total Liabilities....................................   285,942,669    285,854,451

SHAREHOLDERS' EQUITY
  Series B preferred stock, $6.67 stated value:
    Authorized shares - 2,250,000
    Issued and outstanding shares - 2,125,000.............    14,173,750     14,173,750
   Series C preferred stock, $6.67 stated value:
    Authorized shares - 125,000
    Issued and outstanding shares - 125,000...............       833,750        833,750
   Common stock, $.01 par value:
    Authorized shares - 20,000,000
    Issued and outstanding shares - 1,060,642.............        10,606         10,606
   Additional paid-in capital.............................     8,687,761      8,687,761
   Fair value of derivatives indexed to common stock......     1,192,350              -
   Accumulated other comprehensive income.................         5,886              -
   Accumulated deficit....................................    (1,551,313)    (1,838,615)
                                                            ------------   ------------
     Total Shareholders' Equity...........................    23,352,790     21,867,252
                                                            ------------   ------------
     Total Liabilities and Shareholders' Equity...........  $309,295,459   $307,721,703
                                                            ============   ============

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)



                                                       Three Months                Six Months
                                                      Ended June 30,             Ended June 30,
                                                 ------------------------  --------------------------
                                                    2001         2000          2001          2000
                                                 ----------   ----------   -----------   -----------
INTEREST INCOME
  Loans, including fees........................  $5,230,781   $5,230,090   $10,811,345   $10,101,062
  Federal funds sold and securities purchased
   under agreements to resell..................      14,325       19,116        30,374        35,887
  Investment securities, including
   dividend income.............................      69,854       62,548       147,042       146,349
  Mortgage-backed securities...................       7,917        8,775        16,411        16,850
  Other........................................     116,236      153,683       264,132       281,265
                                                 ----------   ----------   -----------   -----------
       Total Interest Income...................   5,439,113    5,474,212    11,269,304    10,581,413

INTEREST EXPENSE
  Deposits.....................................   3,329,947    2,686,090     6,674,087     5,215,442
  Federal Home Loan Bank advances..............     323,453      819,481       889,807     1,579,795
  Other........................................       2,982        7,422         7,151        15,832
                                                 ----------   ----------   -----------   -----------
       Total Interest Expense..................   3,656,382    3,512,993     7,571,045     6,811,069
                                                 ----------   ----------   -----------   -----------

       Net Interest Income.....................   1,782,731    1,961,219     3,698,259     3,770,344
PROVISION FOR LOAN LOSSES......................      81,249      140,000       212,498       240,000
                                                 ----------   ----------   -----------   -----------

       Net Interest Income After
       Provision for Loan Losses...............   1,701,482    1,821,219     3,485,761     3,530,344

NONINTEREST INCOME
  Loan servicing fees..........................     294,103      306,149       567,887       609,511
  Mortgage banking income, including
   gain on sale of loans.......................     144,167       41,700       228,305        74,267
  Other service charges and fees...............     193,797      171,828       380,365       339,533
  Net gain on sale of:
   Securities..................................      39,873            -        39,873             -
   Loans.......................................       2,034            -        85,840             -
  Other........................................     114,559      102,794       290,393       194,747
                                                 ----------   ----------   -----------   -----------

       Total Noninterest Income................     788,533      622,471     1,592,663     1,218,058

NONINTEREST EXPENSE
  Salaries and employee benefits...............   1,291,876    1,141,007     2,566,579     2,273,730
  Net occupancy and equipment..................     264,213      239,319       518,941       463,929
  Deposit insurance premiums...................      29,742       26,448        57,857        52,205
  Amortization of intangible assets............           -       15,519             -        31,038
  Service bureau...............................     166,117      148,503       324,578       307,867
  Professional fees............................      94,512       69,152       162,772       117,750
  Foreclosed properties, net...................      30,054       44,452        52,011        54,961
  Other........................................     465,889      386,700       927,768       771,028
                                                 ----------   ----------   -----------   -----------

       Total Noninterest Expense...............   2,342,403    2,071,100     4,610,506     4,072,508
                                                 ----------   ----------   -----------   -----------

       Income Before Income Taxes..............     147,612      372,590       467,918       675,894

PROVISION FOR INCOME TAXES.....................      56,977       85,741       180,616       209,779
                                                 ----------   ----------   -----------   -----------

       Net Income..............................  $   90,635   $  286,849   $   287,302   $   466,115
                                                 ==========   ==========   ===========   ===========

 Loss available to common
   shareholders (Note 2).......................  $ (486,380)  $ (240,786)  $  (858,400)  $  (580,827)
                                                 ==========   ==========   ===========   ===========

  Basic and diluted loss per
   common share (Note 2).......................  $     (.46)  $     (.23)  $      (.81)  $      (.55)
                                                 ==========   ==========   ===========   ===========

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (unaudited)
                     For the six months ended June 30, 2001

                               Series B        Series C
                              Preferred       Preferred      Common     Additional
                             Stock, $6.67    Stock, $6.67  Stock, $.01   Paid-in
                             Stated Value    Stated Value   Par Value     Capital
---------------------------  ------------    ------------  -----------  ----------
Balance at January 1, 2001.   $14,173,750      $833,750     $10,606     $8,687,761

Comprehensive income
 Net income................
 Other comprehensive
  income:
  Unrealized gains on
  securities available for
  sale, net of tax.........

 Comprehensive income......


Fair value of derivatives
 indexed to common stock...
                              -----------      --------  -----------    ----------

Balance at June 30, 2001...   $14,173,750      $833,750     $10,606     $8,687,761
                              ===========      ========  ===========    ==========

                                                           Accumu-
                                                         lated Other
                                Compre-                    Compre-       Fair
                                hensive     Accumulated   hensive     Value of
                                 Income      Deficit       Income      Warrants      Total
---------------------------   ------------  -----------  ----------  -----------  -----------
 Balance at January 1, 2001.                $(1,838,615)  $           $           $21,867,252

Comprehensive income
 Net income................   $   287,302       287,302
 Other comprehensive
  income:
  Unrealized gains on
  securities available for
  sale, net of tax.........         5,886                     5,886
                              -----------
 Comprehensive income......   $   293,188                                             293,188
                              ===========

Fair value of derivatives
 indexed to common stock...                                            1,192,350    1,192,350
                                            -----------  ----------  -----------  -----------

Balance at June 30, 2001...                 $(1,551,313)     $5,886   $1,192,350  $23,352,790
                                            ===========  ===========  ==========  ===========

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                                   Six Months Ended June 30,
                                                                  --------------------------
                                                                      2001           2000
                                                                 ------------   ------------
OPERATING ACTIVITIES
  Net income...................................................  $    287,302   $    466,115
  Adjustments to reconcile net income to cash
    (used in) provided by operating activities:
    Provisions for:
      Losses on loans, foreclosed properties and other.........       269,739        308,453
      Depreciation and amortization of premises and equipment..       213,718        176,606
    Amortization (accretion) of:
      Premiums and discounts on loans and securities...........       (90,526)        (9,860)
      Mortgage servicing rights................................       280,194        262,360
      Excess of costs over equity in net assets acquired.......             -         31,038
    Mortgage banking activities:
      Net increase in loans originated for resale..............    (6,547,474)      (184,622)
      Realized gains from sale of loans........................      (206,752)       (61,582)
    Realized (gains) losses from sales of:
      Securities...............................................       (39,873)             -
      Loans....................................................       (85,840)             -
      Foreclosed properties....................................         2,170           (165)
    Changes in operating assets and liabilities:
      Accrued interest receivable..............................       144,526       (356,288)
      Advances for taxes, insurance and other..................       386,452        248,590
      Deferred tax asset, net..................................       164,616       (209,779)
      Other assets.............................................     3,323,278       (680,138)
      Other liabilities........................................       661,122       (382,990)
                                                                 ------------   ------------

  Net cash used in operating activities........................    (1,237,348)      (392,262)

INVESTING ACTIVITIES
  Purchase of Federal Home Loan Bank stock.....................             -       (535,000)
  Proceeds from maturity of securities.........................             -      2,000,000
  Proceeds from sales of securities............................     1,048,550              -
  Purchase of securities available for sale....................    (1,034,440)          (570)
  Purchases of loans and participations........................   (18,396,682)   (28,592,873)
  Proceeds from sales of loans.................................     5,963,279              -
  Net decrease in net loans....................................    15,307,182      5,389,824
  Proceeds from sales of foreclosed properties.................        84,444        127,651
  Increase in foreclosed properties............................             -       (118,032)
  Increase in mortgage servicing rights........................       (54,196)      (326,210)
  Purchases of premises and equipment..........................      (120,951)      (689,583)
                                                                 ------------   ------------

  Net cash provided by (used in) investing activities..........     2,797,186    (22,744,793)

                                  (continued)

                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)



                                                            Six Months Ended June 30,
                                                            ---------------------------
                                                                2001           2000
                                                            ------------   ------------
FINANCING ACTIVITIES
  Net increase (decrease) in NOW, money market
    and savings deposits..................................     4,214,135     (5,573,231)
  Net increase in certificates of deposit.................     8,265,462     13,586,188
  Proceeds from Federal Home Loan Bank advances...........    39,000,000     29,000,000
  Repayment of Federal Home Loan Bank advances............   (52,000,000)   (18,300,000)
  Payments on capital lease obligations...................       (52,450)       (43,769)
  Other...................................................           (51)        (2,497)
                                                            ------------   ------------

  Net cash (used in) provided by financing activities.....      (572,904)    18,666,691
                                                            ------------   ------------

  Increase (decrease) in cash and cash equivalents........       986,934     (4,470,364)
  Cash and cash equivalents at beginning of period........    17,783,085     18,951,123
                                                            ------------   ------------

  Cash and cash equivalents at end of period..............  $ 18,770,019   $ 14,480,759
                                                            ============   ============

NONCASH INVESTING AND FINANCING ACTIVITIES:
  Transfer from loans to foreclosed properties............  $    388,003   $     45,855
  Assumption of first mortgages on foreclosed properties..  $          -   $     41,085
  Transfer of securities from held-to-maturity to
    available-for-sale...................................   $  1,229,687   $          -

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid during the period for:
    Interest..............................................  $  3,787,907   $  3,996,162
    Income taxes..........................................  $     31,000   $          -



                See notes to consolidated financial statements.

                      ESSEX BANCORP, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                                 June 30, 2001


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

NOTE 2 - EARNINGS PER SHARE

EBI calculates its basic and diluted earnings per share ("EPS") in accordance with Statement of Financial Accounting Standards No. 128 - Earnings Per Share. Accordingly, the components of EBI's EPS calculations are as follows:



                                         Three Months Ended          Six Months Ended
                                              June 30,                    June 30,
                                      -----------------------   -------------------------
                                         2001         2000          2001          2000
                                      ----------   ----------   -----------   -----------
  Net income                          $   90,635   $  286,849   $   287,302   $   466,115
  Accumulated undeclared preferred
   stock dividends                      (577,015)    (527,635)   (1,145,702)   (1,046,942)
                                      ----------   ----------   -----------   -----------
  Net loss available to
   common shareholders                $ (486,380)  $ (240,786)  $  (858,400)  $  (580,827)
                                      ==========   ==========   ===========   ===========

  Weighted average common
   shares outstanding                  1,060,642    1,060,642     1,060,642     1,060,642
                                      ==========   ==========   ===========   ===========

  Basic and diluted loss per
   Common share                       $     (.46)  $     (.23)  $      (.81)  $      (.55)
                                      ==========   ==========   ===========   ===========

EBI's potential common shares are antidilutive with respect to loss available to common shareholders for all periods presented; therefore, basic and diluted EPS are the same.

NOTE 3 - SEGMENT INFORMATION

The following segment information for EBI for the three months and six months ended June 30, 2001 and 2000 is presented on the same basis and for the same segments as those presented in the EBI 2000 Annual Report.



                                   Retail              Mortgage
                                  Community  Mortgage    Loan      Corporate/
                                   Banking   Banking   Servicing  Eliminations    Total
                                  ---------  --------  ---------  -------------  --------
                                                      (in thousands)
As of and for the three months
 ended June 30, 2001:
 Customer revenues                 $  1,361   $   585    $   625       $     -   $  2,571
 Affiliate revenues                       4       139        120          (263)         -
 Depreciation and
   amortization                          43        17         23            26        109
 Pre-tax income                         570       174        142          (738)       148
 Total assets                       224,289    81,118     10,285        (6,397)   309,295

As of and for the three months
 ended June 30, 2000:
 Customer revenues                 $  1,342   $   664    $   577       $     -   $  2,583
 Affiliate revenues                       4       100        120          (224)         -
 Depreciation and
   amortization                          31        14         24            20         89
 Pre-tax income                         617       351        125          (720)       373
 Total assets                       227,937    64,690      7,796        (3,893)   296,530

As of and for the six months
 ended June 30, 2001:
 Customer revenues                 $  2,842   $ 1,192    $ 1,257       $     -   $  5,291
 Affiliate revenues                       7       180        247          (434)         -
 Depreciation and
   amortization                          83        32         47            52        214
 Pre-tax income                       1,315       299        282        (1,428)       468
 Total assets                       224,289    81,118     10,285        (6,397)   309,295

As of and for the six months
 ended June 30, 2000:
 Customer revenues                 $  2,702   $ 1,161    $ 1,125       $     -   $  4,988
 Affiliate revenues                       7       165        241          (413)         -
 Depreciation and
   amortization                          63        28         46            39        176
 Pre-tax income                       1,287       485        201        (1,297)       676
 Total assets                       227,937    64,690      7,796        (3,893)   296,530

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

NOTE 4 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 - Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 became effective for fiscal years beginning after June 15, 2000. Accordingly, EBI adopted SFAS 133 effective January 1, 2001. Due to EBI's limited use of derivative instruments, the adoption of SFAS 133 had no effect on its results of operations or its financial position.

As disclosed in the EBI 2000 Annual Report, the Emerging Issues Task Force has issued EITF No. 00-19 - Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), which applies to freestanding derivative financial instruments, such as EBI's warrants. In accordance with EITF 00-19, EBI has recognized the fair value of its warrants as of June 30, 2001 as a component of shareholders' equity. Fair value was determined by an independent financial advisor utilizing commonly accepted warrant and option valuation models subject to appropriate adjustments to reflect the unique characteristics of EBI and the warrants. The fair value of EBI's warrants is based on analyses that contain estimates and valuation ranges, and does not necessarily indicate actual values or predict future values. Further, if EBI's going-private transaction is completed, these warrants will be exchanged for common stock in EBI's successor.

NOTE 5 - RECLASSIFICATION

Certain 2000 amounts have been restated to conform to current year presentation. These adjustments had no effect on net income or shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition
-------------------

     Total assets of Essex Bancorp, Inc. ("EBI") at June 30, 2001 were $309.3 million as compared to $307.7 million at December 31, 2000. The increase in total assets resulted primarily from increases of (i) $6.7 million in loans held for sale resulting from the origination of fixed-rate mortgage loans in the current lower interest rate environment, which in accordance with EBI's asset and liability management policies have been designated as held for sale and (ii) $987,000 in cash and cash equivalents. These increases were partially offset by decreases of (i) $3.3 million in loans held for investment, which was attributable to a $6.0 million sale of fixed-rate first mortgage loans in order to maintain Essex Savings Bank, F.S.B.'s (the "Bank") regulatory well-capitalized status, coupled with a decline in mortgage loans precipitated by refinance activity in the lower interest rate environment, the impacts of which were partially offset by net participation purchases of $18.4 million of builder construction loans and (ii) $2.1 million in other assets resulting from lower servicing-related and operating receivables. In addition, while the composition of EBI's investment securities has not materially changed, management has reclassified its investment securities from held-for-investment to available-for-sale to increase flexibility to reposition the balance sheet.

     Deposits, the primary source of EBI's funds, totaled $255.1 million at June 30, 2001 as compared to $242.6 million at December 31, 2000, an increase of approximately $12.5 million or 5.1%. A $12.3 million increase in interest-bearing deposits occurred primarily in (i) certificates of deposit at the Bank's Elizabeth City, North Carolina and Emporia, Suffolk and Ashland, Virginia retail banking branches and (ii) money market accounts in the Bank's Richmond, Virginia retail banking branch. In order to minimize total asset growth and maintain the Bank's regulatory well-capitalized status, EBI utilized the growth in deposits to fund a reduction in Federal Home Loan Bank ("FHLB") advances, which declined $13.0 million or 31.7% since December 31, 2000.


Results of Operations
---------------------

First Six Months of 2001 Compared to First Six Months of 2000

     EBI's net income for the six months ended June 30, 2001 totaled $287,000, compared to net income of $466,000 for the six months ended June 30, 2000.
EBI's earnings during the first six months of 2001 reflected (i) a $73,000 decrease in net interest income over the comparable period in 2000 resulting from a 29 basis point decline in the net interest margin, (ii) a $154,000 increase in mortgage banking income resulting from an increase in the volume of loan originations and refinancings, (iii) an $86,000 gain on the sale of loans,
(iv) a $40,000 gain on the sale of investment securities, (v) a $96,000 increase in other noninterest income resulting from higher ancillary fees associated with loan servicing operations and (vi) a $538,000 increase in noninterest expenses. The explanations of these changes are presented below.

     EBI reported basic and diluted losses per common share of $.46 and $.81 for the three months and six months ended June 30, 2001, respectively, because EBI's net income was not sufficient to cover the unpaid cumulative dividends on EBI's Series B and C preferred stock, which was issued in connection with EBI's 1995 recapitalization.

     Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the six months ended June 30:




                                             2001                         2000
                                 --------------------------   --------------------------
                                 Average             Yield/    Average            Yield/
                                 Balance   Interest  Rate      Balance  Interest  Rate
                                 --------  --------  ------   --------  --------  ------
                                                 (dollars in thousands)
Interest-earning assets:
 Loans (1).....................  $274,656   $10,811    7.87%  $250,909   $10,101    8.05%
 Investment securities.........     4,440       147    6.62      4,489       147    6.52
 Mortgage-backed
  securities...................       535        17    6.13        480        17    7.02
 Federal funds sold............     1,267        30    4.80      1,216        36    5.90
 Other.........................    10,698       264    4.94      9,431       281    5.96
                                 --------   -------           --------   -------
   Total interest-earning
    assets (1).................  $291,596    11,269    7.73   $266,525    10,582    7.94
                                 ========                     ========

Interest-bearing liabilities:
 Deposits......................  $231,491     6,674    5.81   $195,953     5,215    5.35
 FHLB advances.................    33,503       890    5.36     51,673     1,580    6.15
 Other.........................        75         7   19.29        171        16   18.67
                                 --------   -------           --------   -------
   Total interest-bearing
    liabilities................  $265,069     7,571    5.76   $247,797     6,811    5.53
                                 ========   -------           ========   -------

Net interest earnings..........             $ 3,698                      $ 3,771
                                            =======                      =======

Net interest spread (1)........                        1.97%                        2.41%
                                                      =====                        =====

Net yield on interest-earning
 assets (1)....................                        2.54%                        2.83%
                                                      =====                        =====

(1)  Nonaccrual loans are included in the average balance of loans.

     The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.



                                        Increase (Decrease) From the First Six Months
                                        of 2000 to the First Six Months of 2001 Due to
                                        ----------------------------------------------
                                             Volume (1)     Rate (1)           Net
                                             ---------      --------          ----
                                                         (in thousands)
Interest income on:
Loans (2)..................................      $ 939           $(229)  $  710
 Investment securities.....................         (2)              2        -
 Mortgage-backed securities................          2              (2)       -
 Federal funds sold........................          1              (7)      (6)
 Other interest-earning assets.............         35             (52)     (17)
                                                 -----           -----   ------
  Total interest income (2)................        975            (288)     687

Interest expense on:
Deposits...................................        989             470   $1,459
 FHLB advances.............................       (505)           (185)    (690)
 Other interest-bearing liabilities........        (10)              1       (9)
                                                 -----           -----   ------
  Total interest expense...................        474             286      760
                                                 -----           -----   ------

  Net interest income......................      $ 501           $(574)  $  (73)
                                                 =====           =====   ======

(1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
(2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

     Net interest income decreased from $3.8 million for the first six months of 2000 to $3.7 million for the six months of 2001 as a result of a 29 basis point decline in net interest margin, which reflected the impact of the Federal Reserve Bank's 275 basis point reduction in its discount rate since December 31, 2000 on the yield of EBI's prime-rate-indexed assets, primarily construction loans, coupled with a lagging decline in EBI's cost of funds. Management expects that, based on the Bank's current deposit rate offerings and the rates on maturing certificates of deposit, the repricing of deposits to lower interest rates will favorably impact the net interest margin in future periods. However, lower interest rates are also contributing to an increase in the volume of refinancings to lower fixed-rate loans. Therefore, in order to reduce its sensitivity during a period of relatively low market rates, EBI will continue investing in construction and development loans.

     Provision for Loan Losses.    Changes in the allowance for loan losses for
the six months ended June 30 are as follows (in thousands):


                                               2001     2000
                                             ------   ------
     Balance at beginning of period........  $1,740   $1,697
     Provision for loan losses.............     212      240
                                             ------   ------
                                              1,952    1,937
     Loans charged-off, net of recoveries..    (163)    (498)
                                             ------   ------
     Balance at end of period..............  $1,789   $1,439
                                             ======   ======

     Management reviews the adequacy of the allowance for loan losses on a continual basis to ensure that amounts provided are reasonable. At June 30, 2001, nonperforming assets of $1.1 million as a percentage of total assets were
 .34% as compared to nonperforming assets of $749,000, or .24% of total assets, at December 31, 2000. The increase in the balance of nonperforming assets was the basis for management's determination to add to the allowance for loan losses during the first six months of 2001.

     EBI's commercial real estate loans include two loans to one borrower totaling $1.3 million as of June 30, 2001. These loans are primarily secured by a mini-storage/office facility located in Virginia Beach, Virginia. EBI occupies approximately 12,000 square feet of the office facility. The lease payments largely service the principal and interest on the two loans. The term of the lease coincides with the maturity of the loans, which are scheduled to mature on December 31, 2001. EBI has advised the borrower that EBI will not renew the lease for the office facility beyond December 31, 2001. Therefore, EBI, with the borrower's consent, is currently marketing the property to prospective tenants, although no prospects have yet been identified. If a satisfactory leasing arrangement is not executed with a third party in the near future, EBI will investigate alternatives for preserving its investment in these loans.

     Net charge-offs during the first six months of 2000 included $247,000 for one borrower resulting from a default on floor plan loans made to a used car dealer ("dealer loans"). A $100,000 specific loss allowance had been established for these loans as of December 31, 1999.

     Noninterest Income. Noninterest income for the first six months of 2001 totaled $1.6 million, a $375,000 or 30.8% increase over $1.2 million for the first six months of 2000. This increase was primarily attributable to (i) a $154,000 increase in mortgage banking income, primarily gains on sales of loans held for sale, resulting from an increase in loan originations in the lower interest rate environment, (ii) an $86,000 gain on sale of fixed-rate mortgage loans required to maintain the Bank's regulatory well-capitalized status, (iii) a $40,000 gain on the sale of investment securities and (iv) a $96,000 increase in other noninterest income resulting from higher ancillary fees on Essex Home Mortgage Servicing Corporation's nonaffiliated servicing portfolio.

     Noninterest Expense. Noninterest expense for the first six months of 2001 totaled $4.6 million, a $538,000 or 13.2% increase over $4.1 million for the first six months of 2000. This increase was primarily attributable to increases of (i) $293,000 in personnel expenses resulting from new staffing for the Bank's retail banking branch in Ashland, Virginia that opened in May 2000 and higher loan officer commissions reflecting the impact of an increase in loan origination volume, coupled with the impact of a reduction in the deferred loan origination cost per loan, (ii) $45,000 in professional fees resulting from a non-recurring expense reversal recognized in 2000 for the adjudicated recovery of legal fees previously paid in connection with a servicing client's bankruptcy and (iii) $157,000 in other noninterest expenses resulting from higher operating expenses associated with a 4.3% increase in total assets and a 15.8% growth in total deposits since June 30, 2000. Excluding the impact of the decline in yield, EBI's efficiency ratio remained level during the comparable periods.

     Income Taxes. The provision for income taxes was $181,000 for the first six months of 2001 as compared to $210,000 for the first six months of 2000, primarily attributable to lower pre-tax income in 2001.

Second Quarter of 2001 Compared to Second Quarter of 2000

     EBI's net income for the three months ended June 30, 2001 totaled $90,000, compared to net income of $287,000 for the three months ended June 30, 2000. Factors contributing to the second quarter decrease in 2001 parallel the factors described in the six-month comparison.

     Net Interest Income. The table below presents average balances for interest-earning assets and interest-bearing liabilities, as well as related weighted average yields earned and rates paid for the three months ended June 30:


                                             2001                         2000
                                 --------------------------   --------------------------
                                 Average             Yield/   Average            Yield/
                                 Balance   Interest  Rate     Balance   Interest  Rate
                                 --------  --------  ------   --------  --------  ------
                                                   (dollars in thousands)
Interest-earning assets:
 Loans (1).....................  $273,231    $5,231    7.66%  $255,278    $5,230    8.20%
 Investment securities.........     4,335        70    6.45      3,593        62    6.96
 Mortgage-backed
  securities...................       590         8    5.36        480         9    7.32
 Federal funds sold............     1,359        14    4.22      1,230        19    6.22
 Other.........................    10,858       116    4.28      9,767       154    6.29
                                 --------    ------           --------    ------
   Total interest-earning
    assets (1).................  $290,373     5,439    7.49   $270,348     5,474    8.10
                                 ========                     ========

Interest-bearing liabilities:
 Deposits......................  $233,916     3,330    5.73   $198,631     2,686    5.44
 FHLB advances.................    27,923       323    4.66     51,224       820    6.43
 Other.........................        61         3   19.56        160         7   18.74
                                 --------    ------           --------    ------
   Total interest-bearing
    liabilities................  $261,900     3,656    5.61   $250,015     3,513    5.65
                                 ========    ------           ========    ------

Net interest earnings..........              $1,783                       $1,961
                                             ======                       ======

Net interest spread (1)........                        1.88%                        2.45%
                                                      =====                        =====

Net yield on interest-earning
 assets (1)....................                        2.46%                        2.90%
                                                      =====                        =====


(1)  Nonaccrual loans are included in the average balance of loans.

     The table below sets forth certain information regarding changes in EBI's interest income and interest expense between the periods indicated.


                                       Increase (Decrease) From the Second Quarter of
                                         2000 to the Second Quarter of 2001 Due to
                                       -----------------------------------------------
                                            Volume (1)       Rate (1)    Net
                                            ---------        --------   -----
                                                            (in thousands)
Interest income on:
Loans (2)................................      $ 355           $(354)  $   1
 Investment securities...................         12              (4)      8
 Mortgage-backed securities..............          2              (3)     (1)
 Federal funds sold......................          2              (7)     (5)
 Other interest-earning assets...........         16             (54)    (38)
                                               -----           -----   -----
  Total interest income (2)                      387            (422)    (35)

Interest expense on:
Deposits.................................        497             147     644
 FHLB advances...........................       (309)           (188)   (497)
 Other interest-bearing liabilities......         (5)              1      (4)
                                               -----           -----   -----
  Total interest expense.................        183             (40)    143
                                               -----           -----   -----

  Net interest income....................      $ 204           $(382)  $(178)
                                               =====           =====   =====


     (1) Changes attributable to the combined impact of volume and rate have been allocated proportionately to changes due to volume and changes due to rate.
     (2) Interest income includes the amortization of premiums and the accretion of net deferred loan fees.

     Provision for Loan Losses. Changes in the allowance for loan losses for the three months ended June 30 are as follows (in thousands):


                                               2001     2000
                                             ------   ------
     Balance at beginning of period........  $1,801   $1,697
     Provision for loan losses.............      81      140
                                             ------   ------
                                              1,882    1,837
     Loans charged-off, net of recoveries..     (93)    (398)
                                             ------   ------
     Balance at end of period..............  $1,789   $1,439
                                             ======   ======

     As previously described, net charge-offs during the second quarter of 2000 included $247,000 for the dealer loans.

Recent Accounting Pronouncements
--------------------------------

     In July 2001, the Financial Accounting Standards Board issued Statement No. 141, Business Combinations, and Statement 142, Goodwill and Other Intangible Assets. Statement 141 requires that purchase method accounting be used for all business combinations initiated or completed after June 30, 2001. Statement 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of Statement
142. Statement 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated useful values. As EBI has no recorded goodwill or other intangible assets with indefinite useful lives covered by these standards, their adoption will have no impact on the financial position or results of operations of EBI.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings - Not Applicable


Item 2.  Changes in Securities - Not Applicable


Item 3.  Defaults Upon Senior Securities - Not Applicable


Item 4.  Submission of Matters to a Vote of Security Holders - Not Applicable


Item 5.  Other Information - Not Applicable


Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits - None

         (b) Reports on Form 8-K - EBI filed a Form 8-K on June 28, 2001 in which EBI reported under Item 5 - Other Events that the Board or Directors of EBI had established July 2, 2001 as the record date for the determination of stockholders entitled to notice of and to vote at EBI's Annual Meeting (the "Meeting"), which will be held on August 31, 2001 at 10:00 a.m. at Interstate Corporate Center, Building #11, 1st Floor Conference Room, Norfolk, VA. The Meeting is for the purpose of considering and voting upon the following matters:

             1. A proposal to approve an Agreement and Plan of Merger pursuant to which EBI will be merged with and into Essex Acquisition Corp., a newly-formed Virginia corporation that is a wholly-owned subsidiary of EBI and each outstanding share of EBI's common stock (other than shares held by stockholders who have properly perfected their dissenters' rights) will be exchanged for the right to receive $1.45 in cash, without interest.

             2. The approval of adjournments of the Meeting in order to allow
                EBI to continue to solicit proxies from holders of common stock who have not cast a vote by proxy with respect to the proposed merger, or whose proxies have not been voted in favor of the merger.

                                 SIGNATURE

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Essex Bancorp, Inc.



August 10, 2001                    By:  /s/ Gene D. Ross
---------------                         ----------------
   (Date)                          Gene D. Ross
                                   Chairman, President,
                                   and Chief Executive
                                   Officer



August 10, 2001                    By:  /s/ Mary-Jo Rawson
---------------                         ------------------
   (Date)                          Mary-Jo Rawson
                                   Chief Accounting Officer